Form 10KSB
period 2001-12-31
NICKLEBYS COM INC
filed 2002-04-01
CIK 1077720

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ___________________

                Commission file number 000-33339

                               Nicklebys.com, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                  Colorado                                   84-1494708
       -------------------------------                   -------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification No.)

       12441 West 49th Avenue, Suite #1
            Wheat Ridge, Colorado                                      80033
   ----------------------------------------                         ----------
   (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number (303) 425-0607

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange on
       Title of each class                              which registered

None
---------------------------------                -------------------------------

Securities registered under Section 12(g) of the Exchange Act:

         Common Stock, $.0001 par value
         -----------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $532,125
                                                          --------

Of the 2,901,011 shares of voting stock of the registrant issued and outstanding as of March 28, 2002, _______ shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   -----   -----

                                     PART I


Item 1.      Description of Business.

     (a)  Business Development.

     We were organized as a corporation under the laws of the State of Colorado on January 13, 1999. We have one division, artRx.com, and two 100%-owned subsidiaries, including Nickleby's Auction Gallery Ltd. and Art Exchange, Inc. We are primarily engaged in the business of conducting interactive auctions of our own inventory of fine art, antiques and collectibles over the Internet. Our web site is located at http://www.nicklebys.com. Despite our limited operating
                        ------------------------
history, Nicklebys.com was recognized in the November 1999 edition of Yahoo! Internet Life Magazine with the Gold Star Site designation for the leading art auction site on the Internet. ArtRx.com, whose web site is located at http://www.artRx.com, makes our interactive auction and other technologies and
--------------------
web traffic available to other art service businesses that register with artRx.com as "trade affiliates." "Trade affiliates" are companies, such as art galleries, showrooms, antique dealers, designers and art service providers, engaged in the art service business that are registered with artRx.com to offer and sell products on the web site located at http://www.artRx.com via our
                                                   --------------------
interactive auction and other technologies. Persons, including companies and individuals, may register with Nicklebys.com or artRx.com as "members." "Members" are registered with Nicklebys.com or artRx.com to bid on and purchase merchandise on the web sites located at http://www.nicklebys.com and
                                                  ------------------------
http://www.artRx.com.   "Trade  affiliates"  are  automatically   registered  as
--------------------
"members." We conducted live auctions in five states of the United States through December 2001. We market and sell fine art, antiques and collectibles on a retail basis from our showroom located at 12441 West 49th Avenue, Suite One, Wheat Ridge, Colorado 80033. The showroom also houses our executive offices. Our telephone number is (303) 425-0607 and our facsimile number is (303) 425-0545. We realized sales and service revenues of $532,125 and a net loss of $(257,702) ($(.09) per share of common stock) for the year ended December 31, 2001. For the year ended December 31, 2000, we realized sales and service revenues of $656,965 and a net loss of $(186,007) ($.07 per share).

     Our objective is to become the leading online retailer/broker of fine art, antiques and collectibles. Key elements of our strategy include the following:

o Offering the broadest possible selection of fine art, antiques and collectibles available to our customers at competitive prices;

o Delivering superior customer service and promoting repeat purchases through continuous enhancement of our technology, web site functionality and inventory;

o Fostering consumer trust and satisfaction through services including appraisal, authentication and money-back guarantee;

o Continuing to maintain our relationship with eBay, Inc., and developing relationships with other companies that can help grow our business; and

o Developing and promoting various artists through one man shows held at retail galleries throughout the United States.

     Messrs. Scott M. Thornock and Bruce A. Capra, our two executive officers have, personally, and, in Mr. Capra's case, professionally, approximately twenty-eight years of experience in dealing in all types of fine art, antiques and collectibles. In order to become employed full time by Nicklebys.com, Mr. Capra, our President and Chairman, resigned in March 1999 as the General Manager and the Director of Sales, Marketing and Advertising for American Design Ltd., an Aurora, Colorado, company with twelve retail outlets that specializes in the publication, auction and marketing of fine art. Additionally, Mr. Capra owned and managed Nickleby's Auction Gallery, Arvada, Colorado, an auction liquidation company specializing in fine art, antiques and collectibles, from March 1994 until our acquisition of Nickleby's Auction Gallery on January 15, 1999.

     On January 15, 1999, we acquired all 5,100 outstanding shares of common stock of Nickleby's Auction Gallery Ltd. then owned by Mr. Bruce A. Capra, our President and Chairman and owner of approximately 19.9% of our outstanding common stock. The 5,100 shares of Nickleby's Auction Gallery common stock that we acquired from Mr. Capra constituted 100% of the outstanding common stock of that company. We paid the sum of $47,832 for the shares. As a result of the acquisition, we obtained net assets valued at $26,183, including, primarily, Nickleby's Auction Gallery's customized web site and customer list; an inventory of fine artworks; the right to use the names "Nickleby's," "Nickleby's International Auctions" and "Nickleby's Auction Gallery"; and the domain names http://www.nicklebys.com and http://www.forbidding.com. We assumed no
------------------------         -------------------------
liabilities with respect to the Nickleby's Auction Gallery's acquisition. In the consolidated financial statements that accompany this report, goodwill of $21,649 resulting from the transaction was charged to additional paid-in capital because the acquisition was between related parties.

     On June 25, 1999, we entered into the Stock Purchase and Exchange Agreement with Art Exchange, Inc., Mr. Paul J. Zueger, a director, and The Zueger Family Trust pursuant to which we issued 600,000 shares to Mr. Zueger and 400,000 shares to the trust in exchange for all 1,000,000 outstanding shares of common stock of Art Exchange owned by Mr. Zueger and the trust. As a result of the transaction, we acquired assets, including the non-exclusive right to conduct live auctions of fine art, antiques and collectibles consigned to Gallery Denver, Inc. (formerly Museum Auctions, Ltd.), a Colorado corporation owned solely by Mr. Zueger; the use of the assumed name "Museum Auctions, Ltd." in Colorado; and all rights to Gallery Denver's "auction" customer mailing list. We recorded $600,000 in goodwill as a result of the transaction. We later determined the fair value of the assets to be $-0- and, accordingly, at December 31, 1999, we recorded an impairment write-down of $600,000. In the accompanying consolidated financial statements, we reported the impairment write-down as a component of income from operations before income taxes. We assumed no liabilities with respect to the acquisition of Art Exchange. In connection with the acquisition, Gallery Denver agreed to pay Art Exchange sales commissions equivalent to 25% of the aggregate sales price of all consigned goods sold by Gallery Denver at live auctions conducted by Art Exchange after July 28, 1999.

     We sold a total of 1,149,913 shares of common stock for gross proceeds of $926,975 under Section 3(b) and Rule 504 of Regulation D under the Securities Act of 1933 in two tranches from January through June 1999 and from March through September 2000. The offering price of the shares of common stock sold in the first tranche of the offering was $.60 per share and the offering price of the shares sold in the second tranche was $1.25. See Part II, Item 4, "Recent Sales of Unregistered Securities," for a more detailed description of these financings.

     On December 30, 1999, fourteen shareholders who owned 7,000,000 shares of our common stock, including our executive officers/directors, a director, two former directors and their donees, returned a total of 5,350,000 shares to us for cancellation. We did not purchase the shares and we paid no consideration for their return. The shares were returned in order to make Nicklebys.com more attractive to prospective investors, lenders, underwriters and other members of the investment community and to maximize value per share for each of the company's then shareholders. Also, on December 30, 1999, we granted these current and former members of management, one donee and two others, including a shareholder and our special securities counsel, options exercisable to purchase a total of 2,130,000 shares at an exercise price of $.66 per share through December 29, 2004. We granted the options to these persons in consideration for services performed for Nicklebys.com valued at a total of $221,520.

     See (b) "Business of Issuer" immediately below for a description of Nicklebys.com's current operations and future proposed activities.

     (b)  Business of the Issuer.

Inventory of Fine Art, Antiques and Collectibles
------------------------------------------------

     Our web site on the Internet located at http://www.nicklebys.com features a
                                             ------------------------
wide variety of fine art, antiques and collectibles. At December 31, 2001, our inventory was valued, at the lower of cost or market, at approximately $203,130. These items are located at our showroom in Wheat Ridge, Colorado, and include, as of the date of this report, the following:

     o    Antique maps;

     o    Italian oil paintings;

     o    Contemporary artworks;

     o    Modern masters;

     o    Original paintings;

     o    Antique art;

     o    Southwest art;

     o    Art books;

     o    Sculpture;

     o    Antiques/collectibles;

     o    Jewelry;

     o    Decorative art; and

     o    Wholesale items.

     Our antique maps include a collection of hand-colored, lithograph maps from a textbook titled McNally's System of Geography, for Schools, Academies and Seminaries that was published in 1866 by A.S. Barnes & Co. They include maps in the National Geographical Series and the Monteith and McNally's Series. The Italian oil paintings comprise a collection of original, fine oil paintings from six prominent, contemporary, Italian artists, including Nino Morra, Franchi, Radolfo Tonin, Tino Rusconi, Maria Luisa Liberti, Antonio Iannicelli, Giacomo Natali, Raffandre, Antonio Sannino, Farina, Flores, Antonio Gravina, Ferruccio Marinosci, Temistocle Scola and Angelo Romby. These artists represent a number of Italian cities, including, among others, Napoli, Venice, Naples and Bergamo. Each piece comes with a biography of the artist, a full color photograph, a certificate of authenticity and an appraisal.

     Our inventory of contemporary works of art includes serigraphs, etchings, lithographs, mezzotints, engravings and other contemporary artworks from the 1950's to the present. The artists represented include, among many others, Alvar, Thomas McKnight, Steve Bloom, Neal Doty, Robert Katona, Peter Max, Bill Mack, G.H. Rothe, Claude Pissarro and Leroy Neiman. Our collection of modern masters is comprised of artworks, including woodcuts, serigraphs and pastels, by four of the most significant artists of the 20th century, including Picasso, Miro, and Chagall, Salvador Dali, Claude Pissarro, Paule'mile Pissarro and Yaakov Agam. Our inventory of original paintings includes oils, acrylics and watercolors by artists throughout the world. A few of the many artists represented include Robert Katona, Alexander Sheversky, Katia Pissarro and Frank Howell.

     The antique art inventory includes oil paintings, etchings, photogravure, lithographs, drawings, engravings, collotypes, monoprints and other items dating back to the 15th century by artists, including, among others, Albrect Durer, Arthur W. Hall, Henri de Toulouse Lautrec, Rembrandt, Cora Smith and Pierre-Auguste Renoir. Our southwest art collection includes original oil and acrylic paintings, lithographs, serigraphs and bronze sculptures from prominent Native American and southwest artists, including, but not limited to, Earl Biss, Frank Howell, Larry Fodor, B.C. Nowlin, Frederick Remington and Robert Katona. We offer new and used fine art books and catalogue raisonne of works of art by, among others, Fernando Botero, Edgar Degas, Eyvind Earle, John Kelly, Michelangelo, Jean-Francois Millet, Claude Monet, Leroy Neiman, Rembrandt and Vincent Van Gogh.

     Our new and antique sculpture collection includes bronze, silver, gold, spelter and/or marble sculptures from traditional to avant garde by artists such as Rincoulet, Ed Dwight, McCain, Mayer, Villinas, Erte, Frederick Remington,

Victor Gutierrez, Charles Bragg and Torriane. Our collection of antiques, artifacts and collectibles includes, without limitation, lithographs, silk screens, leaded windows, busts, vases, urns, jars, plates, clocks, furniture, figurines, carvings and pottery. We offer a limited selection of fine gold, platinum, sterling silver, diamond and other jewelry, including rings, earrings, bracelets and pendants. Our decorative art pieces include, primarily, crystal compotes, glassware, screens, figurines and vases. The "wholesale" items that we offer include limited edition prints, posters and reproductions available at wholesale prices from artists such as Larry Fodor, Earl Biss, G.H. Rothe, Robert Katona, Louis Icart, Bill Mack and Maxfield Parrish.

     The sources for our inventory include, among others, estates, private parties, collectors and publishers. We have sold a limited number of items online that were consigned to us from the personal collections of our executive officers, including Messrs. Scott M. Thornock and Bruce A. Capra, and others. We receive, on average, a listing fee in the amount of approximately 20% of the sale price of each item sold on consignment for management or others. We realized $1,403, $15,178 and $15,564 in listing fees on consignment sales totaling $7,013, $75,888 and $77,822, respectively, for Mr. Thornock for the years ended December 31, 2001, 2000 and 1999, respectively. We realized listing fees of $125 on consignment sales for Mr. Capra for the year ended December 31, 1999. Messrs. Thornock and Capra paid us a listing fee of 20% of the sale price of each consigned item at the end of the month in which the item was sold. We reimbursed Mr. Thornock the sums of $5,610, $60,980 and $74,112 for artwork he purchased on our behalf for the 2001, 2000 and 1999 fiscal years, respectively.

Online Auctions
---------------

     As a small online/live auction house, we are dedicated to serving the fine art, antique and/or collectible enthusiast with a wide variety of products featured on our web site located at http://www.nicklebys.com, expert information
                                    ------------------------
and superior customer service. We seek to exceed the more limited selections of products offered by art galleries, art and/or antique brokers and dealers, antique stores, auction houses and others. We believe that we are able to exceed the collections of many of these traditional stores because we are not limited with respect to display and storage area. We strive to provide customers with a convenient, one-stop shopping experience by providing an organized, logical and customer-friendly Internet site designed in an attractive manner so as to capture and maintain the interest of most visitors. The site is organized such that there are thirteen separate "auction rooms." A high-resolution photograph of each available item, together with a detailed description of the item, its dimensions, condition and availability, a picture and/or a biography of the artist, the technology of production, the mounting, whether the item is signed, the identity and location of the publisher and other relevant information, are displayed in each room.

     We conduct an auction online in each auction room in real time and on a continuous basis; i.e., twenty-four hours per day, seven days per week. At any one time, a minimum of approximately 400 items of fine art, antiques and collectibles are available to be purchased by bidding in the auction conducted in each room. Each item is offered for bid, on average, for a period of seven to fourteen days. Our auction site is interactive. Each bidder who desires to purchase an item is required to enter his bid online in the manner directed under the caption "Register." The bidder is notified if his bid is surpassed by the bid of another bidder, and he is given sufficient time to enter a new bid. At any one time, information such as the highest bid and the time remaining to bid, is available to all bidders and site visitors. Upon our acceptance of the final bid, the highest bidder is notified of our acceptance of his bid. Detailed instructions are available on our site to enable the bidder to consummate the purchase transaction with as much ease and simplicity as is possible. Payment arrangements can be made using credit cards and escrow accounts. We have implemented security measures, including, among others, layering, locking, encryption and firewalls, in order to secure, to our best ability as of the date of this report, the commercial transactions conducted on our web site.

     We have an alliance with eBay, Inc., the largest existing auction house and online retailer. Since November 2000, we have been one of sixty-six dealers and auction houses listed as "Premier dealers" on the Premier home page listed as a "Specialty Site" on eBay's home page on the Internet. We have been featured, since December 2001, as one of eighteen "Premier auction house dealers" on the "Premier" home page. This new status entitles us to reduce our listing fees from $10 to $5 per item listed and take advantage of other benefits and resources. A detailed description of our alliance with eBay appears below under "- Marketing
- eBay, Inc."

     We attract and retain customers by emphasizing the following key factors:

     Extensive Product Selection Enables One-Stop-Shopping. We provide consumers
     -----------------------------------------------------
with one-stop-shopping for their fine art, antique and collectible needs, with delivery direct to their door. We offer a broad selection of products that we expect to transcend the limited selections of many art galleries, art and/or antique brokers and dealers, antique stores, auction houses and others. However, our ability to provide a selection of products that exceeds the selection offered by the aforementioned sellers is limited by the fact that we do not have extensive assets and we have realized substantial net losses since our inception. Our online business model enables us to aggregate a diverse product selection that is not generally found in a single retail outlet and dynamically change our product mix to meet consumer needs and interests.

     Expert  Information.  Accompanying each piece featured on the web site is a
     -------------------
detailed description of the type of item, the title or caption of the item and its dimensions, condition and availability. If the piece is an original, a description of the original work, the technology of production, the mounting, whether the item is signed and the identity and location of the publisher are also included. Accompanying each print reproduction is a description of the paper on which it is printed together with information on whether the print is signed or numbered. In this manner, we tightly integrate broad product selection with highly relevant content, providing consumers with the information they need to make informed purchase decisions.

     Superior  Shopping  Experience.  We believe  that we provide an  intuitive,
     ------------------------------
easy-to-use web site, offering extensive product selection supported by tightly integrated, relevant resource information. Each product presentation is supported by a high-resolution photograph of the item available for sale on our web site.

     Quality Customer  Service.  The typical online shopping  experience  begins
     -------------------------
with the search for products that meet specific needs, including the online ordering process and extends through product delivery and post-purchase support.

We believe that the ability to accurately fulfill orders, ship products quickly to a customer's door or efficiently handle customer inquiries is as important to customer satisfaction as product selection. As of the date of this report, our in-house customer service operation is limited to two employees, one part time and one full time.

     Money-Back   Guarantee   and  Guarantee  of   Authenticity.   Unlike  other
     ----------------------------------------------------------
competitors, most of whose inventory is limited exclusively or primarily to items offered on consignment, we guarantee the authenticity of each piece we sell with a written appraisal of the value of the item at the time of purchase. Mr. Capra is a certified personal property appraiser and a member of the Certified Appraisers Guild of America. He examines each item sold to ensure its authenticity and provide a written appraisal of value. Furthermore, we provide each customer with a fourteen-day, money-back guarantee permitting the return of the item within fourteen days if the customer is not satisfied with its genuineness or authenticity, or for any other reason.

     Our revenue from Internet auctions increased 57% from $186,834 in 1999 to $293,314 in 2000 and decreased 5% from $293,314 for the year ended December 31, 2000, to $277,967 for the year ended December 30, 2001. Fifty-two per cent of our business was concentrated in online auctions in 2001 and, in 2000, 45% of our business was derived from online sales. For the year ended December 31, 2001, we generated 52% of our revenue from auctions conducted over the Internet, as compared to 47.2% of our revenue realized from retail sales and .8% of our revenue derived from consignments to retail galleries. Further, the traffic on our Internet site decreased significantly during the year ended December 31, 2001, as compared to the year ended December 31, 2000. We had 7,178,979 hits and 145,138 unique visitors to our web site during the year ended December 31, 2001, in comparison to 10,317,077 hits and 74,400 unique visitors to our web site during the year ended December 31, 2000. This represents a decrease of 30% in hits and an increase of 95% in unique visitors. The rate of repeat visitors to our Internet site increased from 13.3% in 2000 to 13.6% in 2001. The duration of each visit and the number of pages viewed per visit to our web site decreased from 2000 to 2001. The average six minute and twenty-four second-duration of each visit and the average thirty-one pages viewed per visit in 2000 decreased to an average three minute and forty-five second-duration of each visit and an average seven pages viewed per visit in 2001. The above results of Nicklebys.com's operations include the results of the operations of ArtRx.com, a division of Nicklebys.com launched in March 2000.

ArtRx.com
---------

     ArtRx.com is a division of Nicklebys.com that we established in order to enable other art galleries, showrooms, antique dealers, designers, art service providers and related businesses to take advantage of our interactive auction and other technologies and web traffic. In order to register as a "trade affiliate" with artRx.com, a business must have a resale tax license and agree to be bound by the ArtRx.com Affiliate Agreement and the ArtRx.com Terms &
Conditions available on the artRx.com web site. Registration as a "trade affiliate" with artRx.com entitles the registrant to take advantage of the following, among other, resources and benefits:

     o Branded Internet showroom. We set up a branded Internet showroom for each trade affiliate, thus permitting it to sell items online and hold interactive auctions using artRx.com technology. This enables online users, including artRx.com registered collectors, to explore the trade affiliate's online showroom and immediately purchase items at any time of the day or night.

     o    Electronic commerce capabilities.

     o    Interactive auction technology.

     o Trade network. Upon a trade affiliate's registering with artRx.com, its customers can instantly search the inventory of all other artRx.com trade affiliates for desired items or services and acquire them at trade pricing, as well as connect to wholesale suppliers. Items can be listed for sale in the trade affiliate's retail showroom for auction and/or in the trade network at retail and/or trade pricing. Retail customers cannot access the trade pricing.

     o Exclusive customer database. The trade affiliate can acquire a database of names from those who register as artRx.com members at its showroom or site. This database is shared with us for use in co-branding marketing efforts and can be "exported" for mailing purposes, but is not release to any third party.

     o Marketing campaigns. See "- Marketing" below for a description of ongoing marketing campaigns that we conduct to drive interested visitors to the artRx.com web site. We also offer trade affiliates the opportunity to grow their customer bases by participating in charity auctions, e-mail marketing programs and featured positions. We give trade affiliates the opportunity to submit articles that can be featured on our site with links to their showrooms.

     o    Inventory database system.

     o    Resources and discounted services.

     o    Online visitor tracking reports.

     The above features available to an ArtRx.com trade affiliate benefit the trade affiliate by eliminating the cost, difficulty and time consumed in establishing and operating its own web site and drawing visitors to the site. By developing a presence on the Internet, the trade affiliate can operate its daily business more effectively and cost efficiently, including communicating via e-mail, posting a digital image in seconds for an interested client to view, developing a customer database with purchase preferences, offering more items than fit in the trade affiliate's physical space and conducting sales activities twenty-hour hours per day. We develop the trade affiliate's Internet presence with a unique branded showroom and web address at artRx.com, e.g. www.artrx.com/galleryone. Alternatively, if the trade affiliate already has a
------------------------
private domain on the Internet, we can direct it to or link it with the ArtRx.com showroom so as to take advantage of the artRx.com capabilities and traffic. In order to design and update the showroom, the trade affiliate need only complete a template form for which no advance computer knowledge is required. The trade affiliate can change the look of its showroom in seconds by choosing a new template design and it can make unlimited changes to the showroom, pages and items twenty-four hours per day. We also offer custom showroom design and building of showroom pages. We are continuously seeking to add new features to enhance our technology such as WAP technology to enable the use of a cellular telephone to access, bid and buy from artRx.com from a remote location. The trade affiliate benefits from the traffic on the ArtRx.com web site in the form of thousands of visitors each week and the marketing activities that we conduct on an ongoing basis to attract more visitors to the site. We also offer promotional opportunities from time-to-time to increase visits to the trade affiliates' sites. Trade affiliates can also take advantage of special opportunities offered by artRx.com strategic partners for shipping and other services and access our database of information on art, antiques, collectibles and art services.

     We charge each trade affiliate a fee of $24.95 per month for listing a maximum of 100 items. For each item in excess of 100, the company pays an additional $.50 per item per month. In addition, we receive a commission equivalent to seven per cent of the sale price of each item sold by a trade affiliate on the ArtRx.com web site.

     As of the date of this report, ArtRx.com has ten trade affiliates, including Posteralley.com, an affiliated company, dealing in art or collectibles. These companies include I Brewster & Company Gallery (Philadelphia, Pennsylvania), Gallery One Denver (Denver, Colorado), Bittan Fine Art (Valley Village, California), Chabot Art Gallery (San Jose, California), Elegant Wonders (Scotts Valley, California), Bagster Books (Denver, Colorado), Gold Star Jewelers (San Jose, California), Masters Gallery (Denver, Colorado), Posteralley.com, Inc. (Denver, Colorado), Ship and More (Denver, Colorado) and Stacy's Cards & Gifts (Denver, Colorado). Additionally, there are 4,069 members registered with ArtRx.com. Benefits of ArtRx.com membership include members-only promotions and discounts, notification of special exhibits, auctions and events, expert responses to member questions and a fourteen-day, money-back guarantee on purchases. Resources accessible by members include framing, restoring, appraisals, price databases, shipping, insurance, financial services and links to museums and interesting web sites.

The Internet and Electronic Commerce
------------------------------------

     The Internet has become an increasingly significant medium for communication, exchange of information and commerce. According to the U.S.
Department of Commerce, retail sales on the Internet increased 67% for the quarter ended December 31, 2000, as compared to the quarter ended December 31, 1999. Nua Internet Surveys reports that the total number of people online grew to 304 million in 2000, an increase of 78% over 1999. We believe this increased usage is because of a number of factors, including the following:

     o    A large installed base of personal computers;

     o    Advances in the speed of personal computers and modems;

     o    Easier and less expensive access to the Internet;

     o    Improvements in network security, infrastructure and bandwidth;

     o    A wider range of online offerings; and

     o    Growing consumer awareness of the benefits of online shopping.

However, there are many risks associated with the conduct of business on the Internet, including, among others, security, viruses and fraud. While hacking is a serious threat to electronic commerce companies such as Nicklebys.com, the greatest threat to the security of our business transactions on the Internet is expected to arise from our own employees. Nicklebys.com, like most other online retailers, intends to continuously implement a wide range of hardware security measures to offer network protection and business continuity. Nevertheless, we believe that many companies lack the capital and/or customer demand to warrant a sizeable investment in electronic security protective applications and technologies. Further, while many companies have a formal security policy, we believe that nearly all are far from adequate and very few companies educate all members of staff, conduct risk analysis on a regular basis and regularly assess their software for security flaws.

     With the wide range of security flaws inherent in the Internet, we can be expected to be at a serious disadvantage, as compared to our competitors, especially with regard to electronic commercial transactions if we fail to protect or minimize the risks to Nicklebys.com from security threats. While the Internet represents a new and highly lucrative market, we expect to be challenged by the necessity to become fully aware of new technologies so that we can manage the risks associated with conducting transactions over the web. Another disadvantage to our conducting business on the Internet is the lack of physical representation enabling customers to inspect our merchandise in advance of placing an order and obtaining customer services from personnel with whom they are unable to interact in person. Because or this, we are committed to maintaining a retail showroom where the type of customer unable to develop a comfort level in the absence of physical representation can examine an item prior to purchase. Nevertheless, we will likely be required to deal with dissatisfied customers believing that the item ordered online differs in its physical appearance from the photographic image viewed on the Internet. Despite the above-described and other risks of online retailing, we intend to focus on this method of displaying and retailing our inventory because of the significantly reduced cost to us of maintaining a limited retail facility and marketing staff.

Live Auctions
-------------

     We conducted live auctions of fine artworks, antiques and collectibles through December 2001. We have continuously reduced the number of our live auctions to coincide with our increasing focus on the display and marketing of our inventory online. We terminated live auctions as part of our marketing program in December 2001 because management determined that the auction revenues were inadequate to justify the cost of conducting live auctions. We conducted only six live auctions in fiscal 2001, including three each in Denver, Colorado, and San Jose, California, as compared to twelve live auctions conducted in 2000 and eighteen live auctions held in 1999.

Retail Sales
------------

     In August 2000, we moved our retail showroom from 899 Broadway, Suite #200, Denver, Colorado 80203, to 12441 West 49th Avenue, Suite One, Wheat Ridge, Colorado 80033. We exhibit all of the items of fine art, antiques and collectibles that are available on our Internet site in the showroom. Additionally, we display certain pieces in the showroom and not on the Internet if they are being held for a live auction or if we believe that the items will command a significantly higher price if they are held for a longer period of time. Retail sales have declined since our inception because of our increasing emphasis on online sales.

     We have plans to establish showrooms in major cities of the United States in addition to Denver, Colorado. Implementation of these plans is dependent upon whether we are able to raise additional funds and/or our achievement of profitable operations. No such cities have been considered, targeted or selected as of the date of this report.

Marketing
---------

     Our marketing strategy is designed to attract customers most likely to shop online, convert browsers to buyers, meet or exceed customer expectations, drive repeat purchases and build enduring brand equity. In order to implement this strategy, we have implemented an integrated marketing campaign that includes the following:

     Advertising.  We design  our  advertising  to build  brand  equity,  create
     -----------
awareness and generate initial purchases of fine art, antiques and collectibles sold, primarily, in online auctions on our web site. Depending on the availability of funds, we use a mix of broadcast media, including:

     o    Trade journals;

     o    Local newspapers;

     o    Online banners, text links and e-mail newsletters; and

     o Mailings of post cards to, among others, interior designers, retail purchasers and past participants in live auctions hosted by us.

     EBay,  Inc.  We have a  strategic  alliance  with eBay,  Inc.,  the largest
     ----------
existing auction house and online retailer. Since November 2000, we have been one of sixty-six dealers and auction houses listed as "Premier dealers" on the "Premier" home page listed as a "Specialty Site" on eBay's home page on the Internet. In order to be listed as a "Premier dealer" on the Premier home page, the listed dealer or auction house must meet certain minimum standards, including, among others: (i) a minimum three-year business history; (ii) recognition by peers as an expert in the field; and (iii) the provision of a fourteen-day, money-back guarantee. As of the date of this report, we average eighty-three pieces listed per month on eBay. The items we list are not also displayed on our web site.

     Our agreement with eBay is verbal, with no duration and no material termination provisions. We pay eBay a listing fee of $10.00 per item listed in the Premier section on eBay and a commission on the sale of each piece equivalent to ten per cent of the sale price. For items listed on eBay's "core" pages, we pay a listing fee in a range from $1.00 to $9.99 per item and a commission on the sale of each item equivalent to one and one-quarter to two and one-quarter per cent of the sale price. We have realized $111,374 and $33,168 in revenue from our strategic alliance with eBay during the year ended December 31, 2001, and the year ended December 31, 2000, respectively. These amounts represent the gross sales price of merchandise sold on eBay during each year, less the total listing fees and sales commissions we paid eBay on a monthly basis. All funds received for items sold on eBay are collected from the purchaser. We do not receive any funds from eBay for sales of merchandise listed on eBay.

     Since December 2001, we have been featured as one of eighteen "Premier auction house dealers" on the "Premier" home page listed as a "Specialty Site" on the eBay home page. This new status is in addition to our status, since November 2000, as a "Premier dealer" and entitles us, commencing April 1, 2002, to reduce our listing fees from $10 to $5 per item if we list a minimum of 400 pieces per month and take advantage of other benefits and resources, including a retail storefront presence, the branding and the look and feel of the Nicklebys.com web site on eBay and the ability of visitors to link back and forth between our site and eBay's site. Additionally, as a "Premier auction house dealer," we are featured on the Premier home page with a direct link to our auction listings and in the eBay newsletter every other month. In addition, we have the right to run up to four promotions on the eBay web site that are featured on the Premier home page and, in addition, on the eBay home and/or core pages.

     Posteralley.com, Inc.  There is a link to Posteralley.com's web site on our
     ---------------------
home page on the Internet. Our marketing agreement with Posteralley.com provides for us to receive a referral fee of $.22 per web site "hit" or "click-through" generated by a new visitor to our web site as a result of the link to Posteralley.com's site on our home page. Because Messrs. Thornock and Capra, our executive officers, directors and controlling shareholders, also serve as executive officers, directors and controlling shareholders of Posteralley.com, the marketing agreement between us and Posteralley.com cannot be considered to be an arm's-length transaction. We realized nominal revenue from this arrangement with Posteralley.com for the year ended December 31, 2001.

     With the formation of Posteralley.com in July 1999, we abandoned our limited online sales of fine art posters. However, we have offered, and may in the future offer, fine art posters obtained as part of a collection of fine art, antiques and/or collectibles that may have been, or may be, identical or similar to the posters that Posteralley.com offers. To the extent that we sell products that Posteralley.com currently offers, there would be a conflict of interest. The simultaneous offer of fine art posters and/or other products by us and Posteralley.com could negatively impact our ongoing efforts to establish our brand and increase our sales and revenues, thus negatively impacting our operations and prospective shareholders. Also, Mr. Scott M. Thornock, our Chief Executive Officer, would benefit more from a sale on Posteralley.com's, than our, web site because he has a larger equity interest in Posteralley.com.

Fulfillment and Distribution
----------------------------

     We currently fulfill all customer orders from our facilities in Wheat Ridge, Colorado. We receive product, primarily, from estates, private parties, collectors, original collections and other suppliers. Our two executive officers pick products to fill customer orders. We presently manually update product availability on our web site. We pack the items on location at our offices and then deliver them to UPS, the United States Postal Service or other shipping company for distribution to consumers anywhere in the United States. We are committed to shipping accurate orders, efficiently and effectively. Mr. Capra, our President, brings to Nicklebys.com his expertise in fulfillment and distribution developed as a result of his experience with American Design. We intend to establish a distribution center in warehouse space separate from our offices at such time, if ever, as the demand for our fine artworks, antiques and collectibles increases sufficiently.

Customer Service
----------------

     We believe that a high level of customer service and support is critical to retaining and expanding our customer base. We have one part-time employee whose responsibilities are administrative and customer support in nature and one full-time employee who assists with, although his primary responsibilities do not include, customer service and support. Additionally, Mr. Bruce A. Capra, our President, is available via telephone, generally, from 8:30 a.m. to 4:30 p.m., Mountain Time, Monday to Friday, and can also be reached by e-mail or facsimile. Presently, we provide, by e-mail order and shipping confirmation (with tracking numbers), notification of customers regarding out-of-stock situations and, for those orders, frequent updating of customers on order status.

     We are dedicated to customer satisfaction. We deliver on this commitment in a number of ways, including:

     o Product guarantee, including a written appraisal of the value of the item at the time of purchase and a fourteen-day refund if the shipment is not satisfactory;

     o Customer service guarantee of a three-day response time for all inquiries;

     o Privacy guarantee to use personal information exclusively to process orders and not to sell, trade or rent the information to other companies; and

     o Security guarantee ensuring protection of personal information and compensation to consumers for the amount of their liability, up to $50, in the unlikely event of unauthorized interception and use of their credit card.

Historically, merchandise returned for a refund within fourteen days in accordance with our product guarantee represents less than .01% of our net sales revenue. To date, we have incurred no liabilities with respect to our customer service guarantee, privacy guarantee or security guarantee. Our liability with regard to our product guarantee is limited to the refund of the price of the merchandise purchased. With respect to our security guarantee, there is a limitation of liability of $50 per incidence of unauthorized interception and use of a customer's credit card. We do not believe that we would ever incur any liability with regard to our customer service guarantee. Regarding the privacy guarantee, we cannot envision a circumstance as a result of which we would incur liability, except in the event that a third party gained unauthorized access to customer information through our web site, because we do not sell, trade or rent our customers' personal information to other companies. We could be at risk for losses under our privacy guarantee if a third party gained unauthorized access through our web site to customer information.

Technology and Network Operations
---------------------------------

     We have implemented services and systems for site management, searching and customer interaction. Our system has been custom-designed and written for performance, reliability and scalability using software applications for:

     o Displaying merchandise in an organized, logical and customer-friendly way;

     o    Accepting, verifying, organizing and managing customer orders;

     o    Notifying and updating customers of order status;

     o    Managing shipment of products; and

     o    Electronic -commerce.

     These systems and services employ a combination of our own proprietary technologies and commercially available, licensed technologies. Our proprietary technologies are embodied in software that is exclusively owned and implemented by us. We have a non-exclusive license to use a shopping cart commerce application, which has been customized for us. This commerce application is integrated with our custom software, enabling a fully automated order fulfillment process. We realize many benefits from the integration of these systems, including:

     o    Tracking customer orders through the entire supply chain in real-time;

     o    Making rapid changes to processes such as a change in shipping policy;
and

     o    Efficiently expanding our infrastructure.

     Our operating system is RedHat Linux 6.2 with kernel 2.2.16 and our software platform and architecture is integrated with Apache/1.3.12 Ben-SSL/1.41
(Unix) mod_perl/1.24 web software and database software mSQL v2.0.11. Our production system is located at our offices in Wheat Ridge, Colorado, and provides twenty-four-hour engineering and monitoring support. We address the goals of performance, reliability and scalability. Our objective is to have fast download times and make use of caching and load balancing at the web server and application level for optimal performance. We outsource development work to outside consultants. Our web site is up and running twenty-four hours a day, seven days a week. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our web site.

Competition
-----------

     The secondary market for fine art, antiques and collectibles is intensely competitive. Competition is expected to intensify in the future, which may result in price reductions, fewer customer orders, reduced gross margins and loss of market share. We are aware of a number of other companies that are presently retailing fine art, antiques and/or collectibles online. Our two closest competitors are GalleryRow.com, Reno, Nevada, and Ruby Lane, San Francisco, California. We believe that there will be an increasing number of online retailers of fine art, antiques and collectibles of the types we offer and, in the instance of certain reproductions, identical to the reproductions we offer. Some of our competitors may be able to secure merchandise from suppliers on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.

     We believe that the following are principal competitive factors in our market:

     o    Web site recognition;

     o    Inventory selection;

     o    Streamlined shopping experience;

     o    Reliability and speed of order shipment;

     o    Customer service;

     o    Speed and accessibility of web site;

     o    Convenience; and

     o    Price.

     The primary difference between our web site and other online sites is that the fine artworks, antiques and collectibles we offer are sold, primarily, at auction to the highest bidder. Further, unlike many other competitors whose inventory is limited exclusively or primarily to items offered on consignment, we guarantee the authenticity of each item and furnish the purchaser with a written appraisal of the value of the piece at the time of purchase. Our guarantee of authenticity is analogous to our product guarantee described above under "- Customer Service." Accordingly, our liability with respect to our guarantee of authenticity is limited to the refund of the purchase price of the merchandise. Historically, merchandise representing less than .01% of our net sales revenue has been returned for a fourteen-day refund in accordance with our product/authenticity guarantee. The customer we target is the dedicated, discriminate collector of fine art, antiques and collectibles who values our ability to guarantee the authenticity of our products because of the expertise and experience of Mr. Bruce A. Capra, our President and Chairman. Accordingly, we compete on the basis of our reputation among customers as a quality provider of products that are "100% money-back guaranteed, curated and appraised" and, to a lesser extent, on the basis of price.

     Regarding our division, artRx.com, there are other sites on the Internet like http://www.artRx.com that promote businesses in the arts. Included among
      --------------------
these   web   sites   are   http://www.eBay.com,   http://www.bCentral.com   and
                            -------------------    -----------------------
http://www.Yahoo.com.  We believe that our  artRx.com  package of benefits is as
--------------------
comprehensive as the benefits packages offered by the foregoing and all of our other competitors. These benefits include, among others, a branded showroom where the company can choose the look and the pages that best fit its business, e-commerce capabilities, auction technology, more items, more pages and unlimited changes to the showroom, an exclusive customer database, the artRx.com trade network, an inventory database system and online visitor tracking reports.

     In addition to online dealers, we compete with a variety of traditional, store-based retailers located both inside and outside the United States. These retailers enable customers to see and feel products in a manner that is not possible over the Internet. Many of these competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. These companies include artists, art galleries, art and/or antique brokers and dealers, antique stores, auction houses and liquidation companies. Many of these companies can devote substantially more resources to web site and systems development than we can. In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases. We hope to minimize our weaknesses, including, among others, our limitations with respect to personnel, technological, financial and other resources, through our focus on the Internet; which eliminates the need for a sizeable retail facility and marketing staff.

Intellectual Property
---------------------

     We rely on a combination of trademark, trade secret and copyright laws to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized persons may attempt to copy aspects of our web site, including the look and feel of our web site, products that we sell, product organization, product information and sales mechanics. Unauthorized persons may also attempt to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and our content. We have not filed an application to secure registration for our trademarks, such as "Nicklebys.com" and "artRx.com" in the United States or any other country. Any encroachment upon our proprietary information, the unauthorized use of our trademark, the use of a similar name by a competing company or a lawsuit initiated against us for the infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Finally, with regard to our international operations, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

Government Regulation
---------------------

     We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or electronic commerce. To our knowledge, no state law limits our ability to receive bids and conduct sales in our online auctions. However, state licensing requirements and other laws and regulations may be adopted that limit our ability to receive bids online and otherwise conduct sales in our Internet auctions. As the Internet becomes increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and security of information. Furthermore, the growth of electronic commerce may prompt demand for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third persons and has proposed regulations restricting the collection and use of information from minors online. We do not currently provide individual personal information regarding our users to third persons and we currently do not identify registered users by age. However, the adoption of additional privacy or consumer protection laws could create uncertainty in usage of the Internet and reduce the demand for our products and services or require us to redesign our web site.

     We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and personal privacy. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet marketplace. This uncertainty could reduce demand for our posters, increase the cost of doing business as a result of litigation costs and/or increase service delivery costs.

Employees
---------

     As of the date of this report, we employ four individuals, including two full-time and two part-time employees. Our full-time personnel include Mr. Bruce
A. Capra, our President and Chairman, and one employee whose primary responsibilities include photography, listing and shipping, and our part-time personnel include Mr. Scott M. Thornock, our Chief Executive Officer, Chief Financial Officer and Secretary, and an administrative/customer service employee. Messrs. Capra and Thornock serve in the identical positions with our two wholly-owned subsidiaries, Nickleby's Auction Gallery and Art Exchange, in which they serve with us. Mr. Capra, as a result of his experience and expertise in dealing in art, antiques and collectibles, and Mr. Thornock, because of his business management experience and acumen, are both considered to be key to our business success. We would have difficulty replacing the experience and expertise of either Mr. Capra or Mr. Thornock.

     For his services, Mr. Capra has received, since March 1, 1999, a salary of $60,000 per annum in addition to medical insurance benefits under a group medical insurance benefits plan. Mr. Thornock has received no cash compensation for his services except medical insurance benefits under the group plan commencing March 1, 1999. No other cash compensation has been awarded to, earned by or paid to either Mr. Capra or Mr. Thornock since our organization for all services each individual has performed in all capacities for Nicklebys.com and its subsidiaries. These compensation arrangements are expected to continue for the foreseeable future.

     Except for Mr. Capra, who devotes full time to Nicklebys.com and its subsidiaries, our executive officers and directors plan to devote only such time to the business and affairs of Nicklebys.com and/or its subsidiary companies that each deems necessary. Presently, Mr. Thornock regularly devotes approximately thirty hours per month to the business and affairs of Nicklebys.com, Nickleby's Auction Gallery and/or Art Exchange. Mr. Thornock's time commitment is not expected to increase for the foreseeable future.

     None of our employees is represented by a labor union. We have never had a strike or lockout and consider our employee relations to be good.


Item 2.      Description of Property.

     Our executive offices and art showroom are located at 12441 West 49th Avenue, Suite One, Wheat Ridge, Colorado 80033. The facility, a storefront location comprised of approximately 2,750 square feet, is leased from an unaffiliated company at a base rental rate of $2,184 per month through December 31, 2001, $2,410 through December 31, 2002, and $2,272 through December 31, 2003, plus operating cost escalations. The term of the lease, which commenced on November 1, 2000, terminates on December 31, 2003. Under the terms of the lease, we commenced paying rent on January 1, 2001, and we paid no rent during our fiscal year ended December 31, 2001. The space is expected to be adequate to meet our foreseeable future needs in the Denver, Colorado, metropolitan area. We have not yet implemented our plans to establish showrooms in major U.S. cities other than Denver, Colorado. Our telephone and facsimile numbers are (303) 425-0607 and (303) 425-0545, respectively. The telephone and facsimile numbers for Nickleby's Auction Gallery and Art Exchange are identical to those of Nicklebys.com.


Item 3.      Legal Proceedings.

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. As of the date of this report, neither Nicklebys.com, Nickleby's Auction Gallery nor Art Exchange knows of any legal proceedings to which any said company is a party or to which the property of any said company is the subject that are pending, threatened or contemplated or any unsatisfied judgments against Nicklebys.com or its subsidiaries.

Item 4.      Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2001, covered by this report, to a vote of our shareholders, through our solicitation of proxies or otherwise.



                                     PART II


Item 5.      Market for Common Equity and Related Stockholder Matters.

     (a)  Market Information, Holders and Dividends.

     (i)  Market Information.

     There has been no established public trading market for the common stock since our inception on January 13, 1999. We have 2,130,000 shares of common stock subject to outstanding options exercisable to purchase common stock. We have _________ shares of common stock that could be sold pursuant to Rule 144 under the Securities Act of 1933.

     (ii) Holders.

     As of the date of this report, we had approximately 147 shareholders of record of our 2,901,011 outstanding shares of common stock.

     (iii) Dividends.

     We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

     (b)  Recent Sales of Unregistered Securities.

     On January 13,  1999,  we issued  2,000,000  shares of common  stock to Mr.
Bruce A. Capra, 1,860,000 shares of common stock to Mr. Scott M. Thornock and 280,000 shares of common stock to Mr. Richard E. Capra. We issued the shares for services performed by each individual in connection with our organization valued at $2,000 in the case of Mr. Bruce A. Capra, $1,860 in Mr. Thornock's case and $280 in Mr. Richard E. Capra's case, at the rate of $.001 per share. Mr. Bruce
A. Capra returned 1,471,700 (73.6%) of his 2,000,000 shares, Mr. Thornock returned 861,000 (46.3%) of his 1,860,000 shares and Mr. Richard E. Capra returned 214,000 (76.4%) of his 280,000 shares, to us for cancellation on December 30, 1999. Messrs. Bruce A. Capra and Thornock serve as the executive officers and two of the four directors of Nicklebys.com and own 19.9% and 18.1%, respectively, of our outstanding common stock. Mr. Richard E. Capra is a former director and the owner of 1.3% of our outstanding common stock.

     On January 13, 1999, we issued 50,000 shares of common stock to Cudd & Associates, our special securities counsel, for the performance of legal services valued at $500 ($.001 per share). Cudd & Associates and Patricia Cudd, Esq., sole proprietor of Cudd & Associates, together own 125,000 shares, representing 2.5%, of our outstanding common stock.

     On January 14, 1999, we issued 860,000 shares of common stock to Entrepreneur Investments, LLC, and 1,000,000 shares of common stock to 1st Net Technologies, Inc., respectively (a total of 1,860,000 shares), for each company's entering into an agreement to perform certain services for us. These actions were valued at $150,000 in Entrepreneur Investments' case and $392,000 in the case of 1st Net Technologies (a total of $542,000), at the rate of $.001 per share. Entrepreneur Investments returned 657,500 (76.5%) of its 860,000 shares, and 1st Net Technologies returned 764,500 (76.5%) of its shares, to us for cancellation on December 30, 1999. Entrepreneur Investments and 1st Net Technologies own approximately 14.6% and approximately 4.7%, respectively, of our outstanding common stock. Ownership of Entrepreneur Investments' and 1st Net Technologies' shares is attributable to Mr. James H. Watson, Jr., a former director, because of his ownership of Entrepreneur Investments and positions as an executive officer, director and controlling shareholder of 1st Net Technologies.

     On June 25, 1999, we entered into the Stock Purchase and Exchange Agreement with Art Exchange, Inc., Mr. Paul J. Zueger, a director, and The Zueger Family Trust pursuant to which we issued 600,000 shares to Mr. Zueger and 400,000 shares to the trust in exchange for all 1,000,000 outstanding shares of common stock of Art Exchange owned by Mr. Zueger and the trust. Mr. Zueger returned 276,948 (76.4%) of his 362,500 shares and the trust returned 429,752 (76.4%) of its 562,500 shares, to us for cancellation on December 30, 1999. As a result of the transaction, we acquired assets, including the non-exclusive right to conduct live auctions of fine art, antiques and collectibles consigned to Gallery Denver, Inc. (formerly Museum Auctions, Ltd.), a Colorado corporation solely owned by Mr. Zueger; the right to use the assumed name of "Museum Auctions, Ltd.," in Colorado; and all rights to Gallery Denver's "auction" customer mailing list. In connection with the transaction, Gallery Denver agreed to pay Art Exchange a commission equivalent to 25% of the aggregate sales price of all consigned goods sold at live auctions conducted by Art Exchange for Gallery Denver after July 28, 1999. Mr. Zueger and the trust own 16.4% (including the trust's shares) and 6.1%, respectively, of our outstanding common stock.

     On December 30, 1999, we granted Mr. Bruce A. Capra, Mr. Thornock, Mr. Richard E. Capra, Entrepreneur Investments, Mr. Zueger, the Zueger Family Trust, Mr. Mark Crossen, Patricia Cudd, Esq., and Mark Shaner, Esq., options exercisable to purchase 533,349 shares, 530,000 shares, 80,000 shares, 530,000 shares, 111,692 shares, 173,308 shares, 80,000 shares, 50,000 shares and 41,651 shares (a total of 2,130,000 shares), at an exercise price of $.66 per share through December 29, 2004. We received services valued at a total of $221,520 in consideration for granting the options to the above-named persons, as follows:

          o Services valued at approximately $55,468 provided by Mr. Bruce A. Capra, including researching the Internet and demographics, studying the feasibility of conducting an auction online, studying various types of software, including Adobe Photoshop, Serif Desktop Publishing and the

     Olympus Digital Photography program, learning Basic software language and HTML, meeting with suppliers and vendors to establish prices and test marketing products on other web sites;

          o Services valued at $55,120 provided by Mr. Thornock, including furnishing advice related to our formation, capitalization and business plan, including the amount of required funding and the recapitalization with Nickleby's Auction Gallery Ltd.; negotiating contracts; coordinating the efforts of professionals, including legal counsel and independent auditors; developing and implementing a marketing plan and strategies (including the expansion of distribution channels); increasing the overall sophistication and capabilities of our web site, improving communications with registrants and developing and maintaining strategic relationships with other web sites and portals.

          o    Public   relations   services  valued  at  $55,120   provided  by
     Entrepreneur Investments;

          o Services valued at approximately $29,640 provided by Mr. Zueger, trustee of the Zueger Family Trust, in promoting Nicklebys.com to retail galleries, wholesalers, dealers and artists and acting as a liaison in the international art market based on his forty years of experience;

          o Services valued at $8,320 provided by Mr. Richard E. Capra in developing computer software for our Internet web site.

          o Services valued at $8,320 provided by Mr. Crossen in developing and writing a comprehensive business plan;

          o    Legal services valued at $5,200 provided by Patricia Cudd, Esq.;

          o    Legal services valued at $4,332 provided by Mark Shaner, Esq.;

     We issued 25,000 shares of common stock to James K. Kreutz, Esq., on June 1, 2000, for the performance of legal services valued at $31,250 ($1.25 per share).

     On July 1, 2000, we issued a total of 23,138 shares, at the rate of $1.25 per share, to the following persons for various services performed for us, as follows:

          o 15,000 shares to Touronds, LLC, a limited liability company owned by Mr. Ronald L. Carter, a former director, for web site hosting services valued at $18,750;

          o 4,000 shares to Mr. Tom Gooch for the performance of marketing services valued at $5,000;

          o 2,500 shares to Owl Screech, Inc., a limited liability company owned by Mr. Brian S. Powell, a former director, for web site development services valued at $3,125; and

          o 1,638 shares to Lynott and Associates for the performance of public relations services valued at approximately $2,048.

     We issued 2,960 shares of common stock to Mr. Bradley Exline on December 16, 2000, for the purchase of a 1985 Ford van valued at approximately $3,700 ($1.25 per share).

     With respect to the sales described above, we relied upon Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving any public offering, as an exemption from the registration requirements of Section 5 of the Securities Act of 1933. We did not use public solicitation or general advertising in connection with the offering. All of the purchasers of the securities had a pre-existing personal or business relationship with Nicklebys.com's executive officers. All of the investors had enough knowledge and experience in finance and business matters to evaluate the risks and merits of their investment. The company made the determination that each purchaser was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment. Additionally, each of these persons had access to the kind of information normally provided in a prospectus. Each purchaser represented in writing that he, she or it acquired the securities for investment for his, her or its own account and not with a view to distribution. Stop transfer instructions have been issued to Nicklebys.com's transfer agent with respect to the securities, and the transfer agent has been instructed to issue the certificates representing the securities bearing a restrictive investment legend. Each purchaser signed a written agreement stating that the securities will not be sold except by registration under the Securities Act of 1933 or pursuant to an exemption from registration.

     We issued and sold an aggregate of 1,149,913 shares of common stock to a total of 113 persons, for cash consideration totaling $926,975 in two tranches, from January 4 to June 8, 1999, and from March 19 to September 11, 2000. The offering price of the shares of common stock sold in the first tranche of the offering was $.60 per share and the offering price of the shares sold in the second tranche was $1.25. We made the sales in reliance upon the exemption from registration with the U.S. Securities and Exchange Commission provided under Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933. No underwriter was employed in connection with the offering and sale of the shares. The facts we relied upon to make the Federal exemption available include, among others, the following:

     (i) The aggregate offering price for the offering of the shares of common stock did not exceed $1,000,000, less the aggregate offering price for all securities sold within the twelve months before the start of and during the offering in reliance on any exemption under Section 3(b) of, or in violation of
Section 5(a) of, the Securities Act of 1933;

     (ii) We duly and timely filed the required number of manually executed originals and true copies of Form D with the U.S. Securities and Exchange Commission;

     (i) We conducted no general solicitation or advertising in connection with the offering of any of the shares; and

     (ii) The fact that Nicklebys.com has not been since its inception:

          (a) Subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934;

          (b) An "investment company" within the meaning of the Investment Company Act of 1940; or

          (c) A development stage company that either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

     The persons who purchased our common stock in the first tranche of our offering of common stock under Rule 504 of Regulation D are as follows: (1) Risa Tina Aronowitz, (2) Barry M. Bach, (3) Ralph Barnett, (4) Brett W. Bennett, (5) James and Carol Brown, (6) Michael Bryant, (7) Mary Ann Campbell, (8) Bruce A. Capra, (9) Richard E. and Lana K. Capra, (10) Marilyn J. Caywood, (11) Carolyn
S. Daniels,  (12) James J. DeLutes,  (13) Gary Cole Dunlap,  (14) Kirk J. Eberl,
(15) Richard M. Engeman, (16) Mitchell and Lenora Erblich, (17) J. Peter Garthwaite, (18) William P. Goodsman, (19) Douglas W. Granger, (20) Chris Grevenon, (21) John Hyer, (22) David F. and Lisa L. Jones, (23) Steve Katz, (24) Bradley Keech, (25) Michael Krause, (26) Ben Lee, (27) Chin Y. Lee, (28) Jeffery
H. and Jessica Lee, (29) Edward J. Martinez, (30) Mark D. and Linda A. Martinez,
(31) Stephen M. McKay, (32) Michael J. and Robbin M. Minkel, (33) William and Kyla Moore, (34) Walter J. Muensterman, (35) Matthew M. Nicholas, (36) Daniel A. Nye, (37) Robert E. and Wilma E. Nye, (38) Bradley R. Parker, (39) R. David Preston, (40) Kermit C. and Nancy F. Rudolph, (41) Matthew C. and Jessica H. Sanderson, (42) Paul A. and Beatrice R. Sauer, (43) Christopher P. Shannon, (44) Carole A. Sheller, (45) Fred and Kathleen P. Spoerl, (46) Mark A. Tellinger,
(47) Diana M. Thornock, (48) Roana Thornock, (49) Scott M. Thornock, (50) C. Edward Venerable, (51) Cliff R. Venerable, (52) Darrell R. Warren, (53) Timothy
G. Warren, (54) Karl White, (55) Wayne F.J. Yakes, M.D., (56) Donald J. and Katherine B. Zahorik, (57) Chris and Sarah J. Zueger and (58) Paul J. Zueger.

     The persons who purchased our common stock in the second tranche of our offering of common stock under Regulation D, Rule 504, are the following: (1) Daniel R. Albright, (2) Artist Showcase, (3) Barney Margolis and Eileen Margolis Trust, (4) Frederick V. and Jan Bass, (5) Clarice A. Bailey Revocable Trust, (6) Rick and Cyndi Clark, (7) Karli E. Cropp, (8) Robert J. and Margaret A. Cropp,
(9) Scott Daharb, (10) Michael Dieveney, (11) William W. Drucker, (12) E-commerce, Inc., (13) Richard M. and Angelika M. Engeman, (14) David H. Engleberg, (15) Bradley Exline, (16) Darlene J. Exline, (17) J. Peter and Heidi Garthwaite, (18) Douglas W. and Janet L. Granger, (19) Jeannine Hallenbeck, (20) David R. Hanson, (21) Mark D. Heverly, (22) Arthur M. Hsi, (23) Gregory K. and Barbara O. Ingalls, (24) JNT, Inc., (25) Ross W. and Julie K. King, (26) Allison
B. Klass, (27) Bettina Klassen, (28) Michael Krause, (29) Cheryl Lucas, (30) John McCloskey, (31) Stephen M. McKay, (32) Todd C. Meier, (33) Paul G.

Muransky, (34) Rick Neitenbach,  (35) Gary R. Nemmers, (36) Matthew M. Nicholas,
(37) Nycon Resources Inc., (38) Daniel A. and Sandra L. Nye, (39) Thomas R. O'Donnell, (40) Heidi L. Omtvedt, (41) Bradley R. and Brooke T. Parker, (42) R. David Preston, (43) Thomas K. Primus, (44) Quantum Machinery Sales Inc., (45) Robert J. Ross, (46) Albert G. and Karen L. Scharer, (47) Paula M. Schleder,
(48) Betty S. Shelley, (49) Gregory J. Simonds, (50) Greg Skufca, (51) Florine Slaten, (52) Brent and Linda B. Smith, (53) Ray T. and Peggy A. Sterner, (54) Survivor's Trust of the Weinstock Family Trust, (55) Arthur M. and L. Jeanne Tanner, (56) Michael Tanner, (57) Mark A. Tellinger, (58) The Arthur V. Adams Trust, (59) Paula J. Ungs, (60) John Wallrath, (61) Karl White, (62) Wild West Woodworking, (63) Wintrade Financial LLC, (64) Wayne F.J. Yakes, M.D., and (65) Tom Zinna.


Item 6.      Management's Discussion and Analysis or Plan of Operation.

     This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this report.

General
-------

     We derive our revenue primarily from the conduct of interactive auctions of our own inventory of fine art, antiques and collectibles over the Internet. ArtRx.com, a division of Nicklebys.com, makes Nicklebys.com's interactive auction and other technologies and web traffic available to other art service businesses that register with artRx.com as "trade affiliates." The proportion of our revenues we derive from each of our online activities is as follows:

     o    Internet sales - 52%;

     o    ArtRx.com trade affiliate listing fees - .01%; and

     o    ArtRx.com sales commissions - .01%.

We also market and sell fine art, antiques and collectibles to, among others, galleries, designers and antique dealers nationwide on a retail basis from our showroom located in Wheat Ridge, Colorado, and at selected art shows hosted with other retailers. Retail sales from our showroom and at selected art shows account for approximately 47.2% of our revenues. Additionally, we promote unique contemporary and antique artists by consignments to retail galleries throughout the United States that, in turn, promote the artists to their clientele. We derive approximately .8% of our revenues from these consignments. We have two inactive subsidiary corporations, including Nickleby's Auction Gallery Ltd. and Art Exchange, Inc.

During 2001, ArtRx.com generated revenue and cost of revenue in the amount of $3,865 and ($3,938). Additionally, ArtRx.com incurred general and administrative, marketing, travel and hosting expenses in the mount of $75,710, resulting in a division loss of $75,783

Results of Operations
---------------------

Year Ended December 31, 2001, Versus Year Ended December 31, 2000
-----------------------------------------------------------------

     Our total sales and service revenues decreased 19% from $656,965 during the year ended December 31, 2000, to $532,125 during the year ended December 31, 2001. We realized interest income of $9,812 and $22,105 in the year ended December 31, 2001, and 2000, respectively. We attribute the sizeable decrease in our total sales and service revenues to the recessionary business climate throughout the world. The revenues we anticipated from our artRx.com project did not materialize. We have ten "trade affiliates," including one affiliated company, registered with artRx.com as of the date of this report and interest has declined substantially since the initial launch of the site in March 2001.

     We incurred a net loss of $(257,702) ($(.09) per share) during the year ended December 31, 2001, as compared to a net loss of $(186,007) ($(.07) per share) during the year ended December 310, 2000, because of the factors described below. Cost of sales, artwork and collectibles, decreased 26% from $416,235 for the year ended December 31, 2000, to $309,210 for the year ended December 31, 2001. Cost of sales, related party, increased from $4,112 for the year ended December 31, 2000, to $10,381 for the year ended December 31, 2001, a 153% increase. Sales and marketing expenses increased 17%, from $98,186 for the year ended December 31, 2000, to $114,724 for the year ended December 31, 2001. This increase was the result of the additional expenditures we incurred in connection with the marketing of the artRx.com project. We incurred the bulk of these expenditures to attend the Art Expo New York International Trade Show in New York City, New York, in March 2001 for the purpose of launching participation in the artRx.com program. These costs included, among others, the booth rental, the preparation and printing of brochures and other marketing literature, travel and lodging. General and administrative expenses increased 1%, from $288,619 to $291,278 for the year ended December 31, 2000, and 2001, respectively. General and administrative expenses for 2000 include stock-based compensation for management consulting services of $60,173. The increase in these expenditures was attributable to salary and other costs incurred in connection with the development of the artRx.com project. Depreciation and amortization increased from $24,348 to $28,796 for the year ended December 31, 2000, and 2001, respectively, an increase of 18%. In 2001, we increased our web site improvement and enhancement activities, on which we expended the sums of $45,918 and $33,329 during the year ended December 31, 2001 and 2000, respectively, an increase of 38%.

Financial Condition and Liquidity
---------------------------------

     To date, Nicklebys.com has been funded through the sale of common stock for gross proceeds of $926,975 under Section 3(b) and Rule 504 of Regulation D under the Securities Act of 1933 in two tranches through September 2000. We had $387,797 in working capital as of December 31, 2001. Our strategy in the near future is to maintain a strong level of sales from Nicklebys.com's interactive art auctions in order to support our ArtRx.com project. Additionally we have implemented measures to reduce our operating expenses in order to counteract the effects of declining economic conditions. We believe that our future success will be the result of maintaining Nicklebys.com's market share by our continued emphasis on premiere customer service and a strong product mix in combination with revitalizing the interest of other art service businesses in registering on artRx.com.

     As of December 31, 2001, we had total assets of $460,764, including total current assets of $413,622, net property and equipment of $27,378, net intangible assets of $17,580 and other assets of $2,184. We had total liabilities (current) of $25,825 as of December 31, 2001. We had a retained deficit of $(4,832,162) and total shareholders' equity of $434,939 as of December 31, 2001.

     Net cash used in operating activities was $(274,568) for the year ended December 31, 2001, because of the net loss of $(257,702) incurred during the year, the increase in receivables and other current assets of $(45,937) and the decrease in accounts payable and other current liabilities of $(2,600), offset by depreciation and amortization of $28,799 and a loss of $2,872 on the disposal of an asset. For the year ended December 31, 2001, net cash used in investing activities was $(12,762) as a result of capital expenditures. Cash decreased by $(286,505), from $443,336 at the beginning of the year to $156,831 at the end of the year, primarily, because of operating and investing activities.

Risks and Uncertainties
-----------------------

     We have a history of losses. Our accumulated deficit was $(4,832,162) as of December 31, 2002. Despite the cost-cutting measures that we implemented recently, we have been unable to achieve profitability. We may be unable to generate additional interest in our artRx.com project from the initial promising interest levels at the time of the program's launch in March 2001. Accordingly, we expect our losses to continue in the foreseeable future. We may never be profitable unless we succeed in increasing Nicklebys.com's market share and revitalizing the artRx.com project. We plan to increase our market share and revitalize the artRx.com division through additional marketing activities. We hope to increase artRx.com's exposure to potential trade affiliates through additional advertising, primarily. We have plans, at some time in the future, to employ marketing personnel for this purpose and to conduct seminars for potential trade affiliates in order to familiarize them with the benefits of artRx.com, including our interactive auction and other technologies and web traffic. If sales from online art auctions and retail sales fail to provide us with the necessary capital to increase our marketing and advertising, we will seek to raise additional financing for these purposes.

Inflation
---------

     We believe that inflation has not had a material impact on our business.

Seasonality
-----------

     We do not believe that our business is seasonal.

Item 7.      Financial Statements.

     The Consolidated Financial Statements of Nicklebys.com, Inc., and Nickleby's Auction Gallery Ltd. and Art Exchange, Inc., our wholly-owned subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants of Cordovano and Harvey, P.C., independent certified public accountants, required by this Item 7. commence on page F-1 and are incorporated herein by this reference. The Consolidated Financial Statements filed as part of this Annual Report on Form 10-KSB are listed in the Index to Financial Statements below:

                                                                        Page
                                                                        ----

Report of Independent Accountants..................................      F-2

Consolidated Balance Sheet at December 31, 2001....................      F-3


Consolidated Statements of Operations for the years ended
  December 31, 2001, and 2000......................................      F-4

Consolidated Statement of Changes in Shareholders' Equity
  for the years ended December 31, 2001, and 2000..................      F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, and 2000......................................      F-6

Notes to Consolidated Financial Statements.........................      F-7


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     Neither Nicklebys.com nor its subsidiary companies had an independent accountant prior to the retention of Cordovano and Harvey, P.C., 201 Steele Street, Suite #300, Denver, Colorado 80206, in November 1999. There has been no change in Nicklebys.com's or its subsidiaries' independent accountant during the period commencing with the retention of Cordovano and Harvey, P.C., through the date of this report.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors
--------------------------------

     Set forth below are the names, ages, positions with Nicklebys.com and each of Nickleby's Auction Gallery and Art Exchange, 100%-owned subsidiaries of Nicklebys.com, and business experience of the executive officers and directors of Nicklebys.com and its subsidiaries.

            Name               Age                      Position
--------------------------     ---      ----------------------------------------

Scott M. Thornock              42      Chief Executive Officer, Chief Financial
                                       Officer, Secretary and Director

Bruce A. Capra                 48      President and Chairman of the Board of
                                       Directors

Paul J. Zueger                 64      Director

Wayne F.J. Yakes, M.D.         48      Director

------------------

     *The above-named individuals may be deemed to be "promoters" and "parents" of Nicklebys.com and its subsidiaries, as those terms are defined under the General Rules and Regulations promulgated under the Securities Act of 1933.

General
-------

     Directors hold office until the next annual meeting of Nicklebys.com's shareholders and until their respective successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Mr. Capra is employed full time by Nicklebys.com and Mr. Thornock regularly devotes approximately thirty hours per month to the business and affairs of Nicklebys.com, Nickleby's Auction Gallery and/or Art Exchange. Messrs. Zueger and Yakes devote such time and effort to the business and affairs of Nicklebys.com and/or its subsidiaries as may be necessary to perform their responsibilities as directors of the companies. Set forth below under "Business Experience" is a description of the business experience of Messrs. Thornock, Capra, Zueger and Yakes.

Family Relationships
--------------------

     There are no family relationships between or among the executive officers and directors of Nicklebys.com and its subsidiaries.

Business Experience
-------------------

     Scott M. Thornock has approximately fifteen years of experience in the real
     -----------------
estate development business and in the management of a number of private and public, start-up companies. He has served as the Chief Executive Officer and a director of Nicklebys.com since October 16, 2000, and as the President, the Chief Financial Officer, the Secretary and a director of Nicklebys.com from the date of our inception on January 13, 1999, through October 16, 2000. He has served as the President, the Treasurer and a director of Posteralley.com, Inc., Denver, Colorado, a small online retailer and broker of fine art posters that recently applied for clearance of quotations on its common stock on the Over-The-Counter Bulletin Board, since the company's inception on July 19, 1999. He has been the sole owner and managing member of Paragon Real Estate and Development, L.L.C., a Denver, Colorado-based residential real estate development, brokerage and business consulting firm that has performed administrative supervision, financial management and other services for, among others, thirty-five Colorado limited liability companies of which Mr. Thornock has been the founder, the manager and a member, since he founded the company in March 1996. These thirty-five limited liability companies, including Paragon Development I-IV, L.L.C., Paragon Development VI-XII, L.L.C., Paragon
Development XIV-XXXV, L.L.C., 32-5, L.L.C., and Paragon Investment Group, I, L.L.C., have raised capital from time-to-time over the past approximately five years for the purposes of acquiring, developing, constructing and/or brokering multi-family, residential properties located in Denver, Boulder, Longmont and Vail, Colorado. Twenty of these companies are operating currently. Mr. Thornock has held a real estate brokers license in the State of Colorado since December 1995. He received a Bachelor of Arts degree in history and a Masters degree in business management from the University of Colorado, Boulder, Colorado, in 1982 and 1994, respectively.

     Bruce A. Capra has  served as the  Chairman  of the Board of  Directors  of
     --------------
Nicklebys.com since its inception on January 13, 1999, and as our President since October 16, 2000. He served as Nicklebys.com's Chief Executive Officer from the date of our organization through October 16, 2000. Mr. Capra has served as the Secretary and a director of Posteralley.com, Inc., Denver, Colorado, a small online retailer and broker of fine art posters that is presently engaged in a public securities offering, since its inception on July 19, 1999. He was employed, from 1988 until his resignation on February 1999, as the General Manager and the Director of Sales, Marketing and Advertising for American Design, Ltd., an Aurora, Colorado, corporation specializing in the publication of fine art that has twelve retail outlets located in California, Colorado and New Mexico. American Design, which is today recognized as one of the largest wholesale fine art publishing firms in the United States, realized gross revenues of approximately $12,000,000 during its most recent fiscal year. Mr. Capra served as the President, the Chief Executive Officer and a director of Perseus Art Group, Inc., a publicly-held Colorado corporation, from June 26, 1998, until his resignation from these positions with PAG on May 12, 1999. He was the founder and served as the President, a director and the sole owner of Nickleby's Auction Gallery Ltd., Arvada, Colorado, an auction liquidation company specializing in fine art, antiques and collectibles, from 1992 through January 15, 1999, when we purchased the company. Mr. Capra founded and served as the President, from 1981 until the sale of the business in 1988, of Image Tech Inc., Denver, Colorado, a fine art serigraph printing company specializing in printing and publishing fine art and commercial signage and, during Mr. Capra's tenure, printed limited edition fine art prints for internationally known artists such as Andy Warhol, Roy Liechtenstein, Earl Biss and others. Prior to that time, from 1979 through 1982, he owned and operated The Mushroom Gallery, Ltd., an art gallery located in Denver, Colorado. Mr. Capra attended Missouri Auction School in 1988 and is a licensed auctioneer in the states of California, Colorado, Nevada and Texas. He is also a certified personal property appraiser and a member of the Certified Appraisers Guild of America.

     Paul J. Zueger has served as a director of  Nicklebys.com  since  September
     --------------
15, 1999. Since 1972, Mr. Zueger has been the sole shareholder, the President and a director of American Design, Ltd., Aurora, Colorado, a company specializing in the publication of fine art that has twelve retail outlets located in California, Colorado and New Mexico. American Design is today recognized as one of the largest wholesale fine art publishing firms in the United States. Under the auspices of American Design, Mr. Zueger is responsible for having developed a national direct sales force; representing and publishing the artworks of several leading artists; and successfully managing twelve fine art galleries located in three states. In 1989, Mr. Zueger founded and, since that date, has served on the Board of Directors of The Synaptic Corporation, a privately-held biotechnology company with offices in Aurora, Colorado. The Synaptic Corporation is engaged in the manufacture, marketing and distribution of a line of FDA-approved products that use patented electromedicine techniques in the treatment and management of acute and chronic pain.

     Wayne F.J.  Yakes,  M.D., has served as a director of  Nicklebys.com  since
     ------------------------
October 16, 2000. Since 1986, Dr. Yakes has specialized in treating vascular malformations using endovascular transcather techniques he pioneered in lieu of open surgery. Since 1986, he has authored numerous medical articles and textbook chapters on the subject. In 1991, he established the Vascular Malformation Center at Swedish Medical Center, Englewood, Colorado, the only organization of its kind, to specialize in the diagnosis and management of vascular anomalies in all anatomic locations. Dr. Yakes presently serves as the Vice President of the International Society for the Study of Vascular Anomalies. His academic appointments include the University of Colorado Health Sciences Center (Denver, Colorado), the University of Michigan Medical School (Ann Arbor, Michigan), Swedish Medical Center (Englewood, Colorado), Porter Memorial Hospital (Denver, Colorado), and Littleton Hospital (Littleton, Colorado). He has served on numerous hospital and national committees during the past five years. Dr. Yakes is a journal reviewer for the Journal of Vascular and Interventional Radiology,
                              -------------------------------------------------
the American Journal of Roentgenology and Radiology.  He is a member of numerous
    ---------------------------------     ---------
societies, including, among others, the International Society for The Study of Vascular Anomalies, the American Society of Neuroradiology, the American Society of Interventional and Therapeutic Neuroradiology, the World Federation of Interventional and Therapeutic Neroradiology, and the Western Neroradiological Society. Dr. Yakes received a Bachelor of Arts degree in 1975 from Rice University, Houston, Texas. He received an M.D. degree in 1979 from Creighton University School of Medicine, Omaha, Nebraska.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of Posteralley.com on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, Messrs. Thornock and Capra, our executive officers, directors and greater than 10% beneficial owners of our common stock, have complied with Section 16(a) filing requirements applicable to them during our fiscal year ended September 30, 2000.


Item 10.     Executive Compensation

     The following table sets forth information concerning the compensation of our executive officers, including the dollar value of base salary and/or other annual compensation earned, and the number of securities underlying stock options granted, during the 2001 and the 2000 fiscal years and the period from our inception on January 13, 1999, through December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                    Long Term Compensation
                                Annual Compensation                         Awards
                           ------------------------------    -----------------------------------
   (a)           (b)         (c)                 (d)             (e)                  (f)
 Name and                                    Other Annual     Restricted          Securities
 Principal                                   Compensation    Stock Award(s)       Underlying
 Position        Year      Salary($)             ($)             ($)            Options/SAR's(#)
------------------------------------------------------------------------------------------------

Scott M.         2001        $-0-              $2,554*          $-0-                  -0-
Thornock,        2000        $-0-              $2,554*          $-0-                  -0-
Chief            1999        $-0-              $2,128*          $-0-               530,000
Executive
Officer,
Chief
Financial
Officer and
Secretary

Bruce            2001        $60,000           $4,945*          $-0-                  -0-
A. Capra,        2000        $60,000           $4,945*          $-0-                  -0-
President        1999        $60,000           $4,121*          $-0-               533,349
and
Chairman
of the
Board of
Directors

------------------

     *Represents payments for coverage under a group medical insurance benefits plan.

     The following table sets forth information concerning the number of shares of common stock underlying exercisable stock options at fiacal year-end on December 31, 2001. No stock options have been exercised since our inception on January 13, 1999.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

   (a)            (b)            (c)             (d)                (e)
                                              Number Of
                                             Securities           Value Of
                                             Underlying         Unexercised
                                             Unexercised        In-The-Money
                                           Options/SAR's At   Options/SARs At
                 Shares         Value         FY-End (#)          FY-End ($)
               Acquired On     Realized      Exercisable/       Exercisable/
    Name       Exercise (#)      ($)         Unexercisable     Unexercisable
--------------------------------------------------------------------------------

Scott M.           -0-          $-0-          530,000(1)          $-0-(2)
Thornock,
Chief
Executive
Officer,
Chief
Financial
Officer and
Secretary

Bruce              -0-          $-0-          533,349(1)          $-0-(2)
A. Capra,
President
and
Chairman
of the
Board of
Directors
------------------

     (1)  Exercisable.

     (2)  Fair value as determined by our Board of Directors and accountant.

General
-------

     Since our inception on January 13, 1999, Mr. Scott M. Thornock, Chief Executive Officer, Chief Financial Officer and Secretary, has been employed part time, and Mr. Bruce A. Capra, President and Chairman of the Board of Directors, has been a full-time employee. Mr. Thornock has received no cash compensation for his services except medical insurance benefits under a group medical insurance benefits plan commencing March 1, 1999. For his services, Mr. Capra has received a salary of $60,000 per annum in addition to medical insurance benefits under the group plan since March 1, 1999. No other cash compensation has been awarded to, earned by or paid to either individual since our organization for all services rendered in all capacities to Nicklebys.com and its subsidiaries.

     On January 13, 1999, we issued 2,000,000 shares of common stock to Mr. Capra and 1,860,000 shares of common stock to Mr. Thornock for services performed by each individual in connection with our organization valued at $2,000 in Mr. Capra's case and $1,860 in Mr. Thornock's case, at the rate of $.001 per share. Mr. Capra returned 1,471,700 (73.6%) of his 2,000,000 shares of common stock, and Mr. Thornock returned 861,000 (46.3%) of his 1,860,000 shares, to us for cancellation on December 30, 1999. Further, in lock-up agreements, Messrs. Thornock and Capra agreed not to sell or otherwise alienate their respective 453,300 shares and 439,000 shares for a period of two years through December 29, 2001.

Stock Option Grants
-------------------

     On December 30, 1999, we granted Mr. Capra options exercisable to purchase 453,300 shares of common stock, and Mr. Thornock options exercisable to purchase 530,000 shares of common stock, at an exercise price of $.66 per share through December 29, 2004. See Part I, Item 7. "Certain Relationships and Related Transactions," and Part II, Item 4. "Recent Sales of Unregistered Securities," for a description of stock option grants to other directors and others.

Long-Term Incentive Plans
-------------------------

     We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any of these plans for the foreseeable future. The provisions of these plans would be at the discretion of our Board of Directors.

Indemnification
---------------

     Under Colorado law and pursuant to our amended Articles of Incorporation, we may indemnify our officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to officers or directors of Nicklebys.com pursuant to those provisions, we have been informed by our counsel that, in the opinion of the U.S. Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act of 1933, and is therefore unenforceable.

Compensation of Directors
-------------------------

     Our directors receive no compensation pursuant to any standard arrangement for their services as directors.


Item 11.     Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the ownership of our common stock as of March 28, 2002, by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director of Nicklebys.com and its subsidiaries and all executive officers and directors of Nicklebys.com and its subsidiaries as a group. Under the General Rules and Regulations of the U.S. Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned.

                                                Shares            Percentage
                                             Beneficially             of
          Beneficial Owner                    Owned (1)            Class (2)
---------------------------------------    ----------------    ----------------

Bruce A. Capra (3) (4)                      1,002,316 (5)          19.92%
6343 Umber Circle
Golden, Colorado  80403

Scott M. Thornock (3) (4)                     909,316 (6)          18.07%
650 South Cherry Street, Suite #310
Denver, Colorado  80246

Entrepreneur Investments LLC (7)              732,500 (8)          14.56%
1869 West Littleton Boulevard
Littleton, Colorado  80120

The Zueger Family Trust (9)                   306,056 (10)          6.08%
3177 South Parker Road
Aurora, Colorado  80014

1st Net Technologies, Inc. (11)               235,500 (12)          4.68%
11415 West Bernardo Court, 2nd Floor
San Diego, California  92127

Paul J. Zueger (4)                            519,966 (13)         10.34%
3177 South Parker Road
Aurora, Colorado  80014

Wayne F.J. Yakes, M.D. (4)                     80,000               1.60%
1800 East Green Oaks Drive
Littleton, Colorado  80121

All executive officers and directors        2,511,598              49.91%
as a group (four persons)

------------------

     (1) Under the General Rules and Regulations of the U.S. Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if that person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership of the securities within sixty days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock they own. Except for 1st Net Technologies, the number of shares shown includes shares of common stock that may be issued upon exercise of outstanding stock options.

     (2) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 5,031,011 shares of common stock outstanding as of the date of this report, including 2,130,000 shares issuable upon the exercise of outstanding options exercisable at an exercise price of $.66 per share through December 29, 2004.

     (3) Executive officer of Nicklebys.com and its subsidiary companies, including Nickleby's Auction Gallery and Art Exchange.

     (4)  Member  of  the  Board  of   Directors   of   Nicklebys.com   and  its
subsidiaries.

     (5) Includes 533,349 shares of common stock issuable upon the exercise of options exercisable at an exercise price of $.66 per share through December 29, 2004.

     (6) Includes 530,000 shares of common stock issuable upon the exercise of options exercisable at an exercise price of $.66 per share through December 29, 2004.

     (7) Mr. James H. Watson, Jr., a former director, serves as the owner and the general managing member of Entrepreneur Investments.

     (8) Includes 530,000 shares of common stock issuable upon the exercise of options exercisable at an exercise price of $.66 per share through December 29, 2004. Because of Mr. Watson's ownership of Entrepreneur Investments, ownership of the shares of common stock owned by Entrepreneur Investments is attributable to him under the General Rules and Regulations of the U.S. Securities and Exchange Commission.

     (9) Mr. Paul J. Zueger, a director of Nicklebys.com, is the trustee of the Zueger Family Trust.

     (10) Includes  173,308  shares  issuable  upon the  exercise  by The Zueger
Family Trust of options exercisable at an exercise price of $.66 per share through December 29, 2004. Because of Mr. Zueger's position as the trustee of The Zueger Family Trust, ownership of the shares of common stock owned by the trust is attributable to him under the General Rules and Regulations of the U.S. Securities and Exchange Commission.

     (11) Mr. James H. Watson, Jr., a former director,  is an executive officer,
a  director  and  a  controlling   shareholder  of  1st  Net   Technologies,   a
publicly-held Colorado corporation.

     (12) Because of Mr. Watson's control positions with 1st Net Technologies, ownership of the shares owned by 1st Net Technologies is attributable to him under the U.S. Securities and Exchange Commission's General Rules and Regulations.

     (13) Includes 285,000 shares of common stock issuable upon the exercise of options exercisable through December 29, 2004, at an exercise price of $.66 per share, including 111,692 shares issuable to Mr. Zueger and 173,308 shares issuable to The Zueger Family Trust, and 132,748 shares owned by the trust.


Item 12.     Certain Relationships and Related Transactions.

     On January 13, 1999, we issued 2,000,000 shares, 1,860,000 shares, and 280,000 shares, of common stock to Messrs. Bruce A. Capra, Scott M. Thornock and Richard E. Capra, respectively (a total of 4,140,000 shares), for services performed by each individual in connection with our organization valued at $2,000, $1,860 and $280, respectively, at the rate of $.001 per share. Mr. Capra returned 1,471,700 (73.6%) of his 2,000,000 shares, Mr. Thornock returned
861,000 (46.3%) of his 1,860,000 shares and Mr. Richard E. Capra returned 214,000 (76.4%) of his 280,000 shares, to us for cancellation on December 30, 1999. Also, on December 30, 1999, we granted Mr. Bruce A. Capra, Mr. Thornock and Mr. Richard E. Capara options exercisable to purchase 533,349 shares, 530,000 shares and 80,000 shares, respectively, through December 29, 2004, at an exercise price of $.66 per share. Messrs. Bruce A. Capra, Thornock and Richard
E. Capra purchased 16,667 shares, 31,316 shares, and 8,333 shares, respectively, for $9,400, $18,790 and $5,000 in cash, respectively ($.60 per share), in the first tranche of our offering of common stock pursuant to Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933 completed in June 1999. Messrs. Bruce A. Capra and Thornock serve as our executive officers and two of our four directors and own 19.9% and 18.1%, respectively, of our outstanding common stock. Mr. Richard E. Capra, owner of 1.3% of our outstanding common stock, resigned as a director in November 2000. On December 30, 1999, we entered into lock-up agreements with Messrs. Bruce A. Capra, Thornock and Richard E. Capra providing for each individual to refrain from selling or otherwise alienating his respective 453,300 shares, 439,000 shares and 66,000 shares for a period of two years through December 29, 2001.

     On January 14, 1999, we issued 860,000 shares of common stock and 1,000,000 shares to Entrepreneur Investments, LLC, and 1st Net Technologies, Inc., respectively (a total of 1,860,000 shares), for each company's entering into an agreement to perform services for us, which actions were valued at $150,000 and $392,000, respectively (a total of $542,000), at the rate of $.001 per share. Entrepreneur Investments performed public relations services, and 1st Net Technologies performed web site design, maintenance, hosting and marketing services, for us for a one-year period through February 2000. We paid $50,000 in cash to 1st Net Technologies for its Internet-related services. Entrepreneur Investments returned 657,500 (76.5%) of its 860,000 shares of common stock, and 1st Net Technologies returned 764,500 (76.5%) of its 1,000,000 shares, to us for cancellation on December 30, 1999. Also, on December 30, 1999, we granted Entrepreneur Investments options exercisable to purchase 530,000 shares of Common Stock through December 29, 2004, at an exercise price of $.66 per share. Entrepreneur Investments and 1st Net Technologies own 14.6% and 4.7%, respectively, of our outstanding common stock. Ownership of Entrepreneur Investments' and 1st Net Technologies' shares is attributable to Mr. James H. Watson, Jr., a former director, because of his ownership of Entrepreneur Investments and positions as an executive officer, director and controlling shareholder of 1st Net Technologies. On December 30, 1999, we entered into lock-up agreements with Entrepreneur Investments and 1st Net Technologies providing for them to refrain from selling or otherwise alienating their respective 202,500 shares and 235,500 shares for a period of two years through December 29, 2001.

     On January 15, 1999, we acquired all 5,100 outstanding shares of common stock of Nickleby's Auction Gallery Ltd. then owned by Mr. Bruce A. Capra, our President, Chairman and owner of 19.9% of our outstanding common stock. We paid the sum of $47,832 for the shares. As a result of the acquisition, we obtained net assets valued at $26,183, including, primarily, Nickleby's Auction Gallery's customized web site and customer list; an inventory of fine artworks; the right to use the names "Nickleby's," "Nickleby's International Auctions" and "Nickleby's Auction Gallery"; and the domain names http://www.nicklebys.com and
                                                    ------------------------
http://www.forbidding.com.   In  the  consolidated   financial  statements  that
-------------------------
accompany this report, goodwill of $21,649 resulting from the transaction was charged to additional paid-in capital because the acquisition was between related parties.

     On June 25, 1999, we entered into the Stock Purchase and Exchange Agreement with Art Exchange, Inc., Mr. Paul J. Zueger, a director, and The Zueger Family Trust pursuant to which we issued 600,000 shares to Mr. Zueger and 400,000 shares to the trust in exchange for all 1,000,000 outstanding shares of common stock of Art Exchange owned by Mr. Zueger and the trust. As a result of the transaction, we acquired assets, including the non-exclusive right to conduct live auctions of fine art, antiques and collectibles consigned to Gallery Denver, Inc. (formerly Museum Auctions, Ltd.), a Colorado corporation owned solely by Mr. Zueger; the use of the assumed name "Museum Auctions, Ltd." in Colorado; and all rights to Gallery Denver's "auction" customer mailing list. We recorded $600,000 in goodwill as a result of the transaction. We later determined the fair value of the assets to be $-0- and, accordingly, at December 31, 1999, we recorded an impairment write-down of $600,000. In the accompanying consolidated financial statements, we reported the impairment write-down as a component of income from operations before income taxes. In connection with the acquisition, Gallery Denver agreed to pay Art Exchange sales commissions equivalent to 25% of the aggregate sales price of all consigned goods sold by Gallery Denver at live auctions conducted by Art Exchange after July 28, 1999. Mr. Zueger returned 276,948 (76.4%) of his 362,500 shares and the trust returned 429,752 (76.4%) of its 562,500 shares, to us for cancellation on December 30, 1999. Also, on December 30, 1999, we granted Mr. Zueger and the trust options exercisable to purchase 111,692 shares and 173,308 shares (a total of 285,000 shares), respectively, through December 29, 2004, at an exercise price of $.66 per share. Mr. Zueger and the trust own 16.4% (including the trust's shares) and 6.1%, respectively, of our outstanding common stock. On December 30, 1999, we entered into lock-up agreements with Mr. Zueger and the Zueger Family Trust pursuant to which each person agreed to refrain from selling or otherwise alienating its respective 85,552 shares and 132,748 shares for a period of two years through December 29, 2001.

     Because of their present management positions with, organizational efforts on behalf of and/or percentage share ownership in, Nicklebys.com, Messrs. Bruce
A. Capra, Scott M. Thornock, James H. Watson, Jr., and Paul J. Zueger may be deemed to be "parents" and "promoters" of Nicklebys.com, as those terms are defined in the Securities Act of 1933 and the applicable Rules and Regulations under the Securities Act of 1933. Because of these relationships, transactions between and among the aforementioned individuals and us, such as Nicklebys.com's sale of shares and grant of options to each of them and/or entities owned or controlled by them as described above, should not be considered to have occurred at arm's-length.

     On January 13, 1999, we issued 50,000 shares of common stock to Cudd & Associates, our special securities counsel, for the performance of legal services valued at $500 ($.001 per share). The legal services performed by Cudd & Associates included rendering legal advice in connection with the organization of Nicklebys.com as a corporation and the preparation of Articles of Incorporation, Bylaws and minutes of our corporate proceedings. We issued an additional 25,000 shares of common stock to Cudd & Associates for $15,000 in cash ($.60 per share) on February 26, 1999. On December 30, 1999, we granted Patricia Cudd, Esq., sole proprietor of Cudd & Associates, options exercisable to purchase 50,000 shares through December 29, 2004, at an exercise price of $.66 per share. Ms. Cudd, as the sole proprietor of Cudd & Associates, performed legal services, including, but not limited to, preparing or reviewing miscellaneous correspondence, agreements, documents and minutes of and unanimous written consents to our corporate proceedings and furnishing legal advice in connection with the foregoing, in consideration for the grant of the stock options. Cudd & Associates and Patricia Cudd, Esq., together own 125,000 shares, representing approximately 2.5% of our outstanding common stock.

     We have sold a limited number of items online that were consigned to us from the personal collections of our executive officers, including Messrs. Scott
M. Thornock and Bruce A. Capra, and others. We receive, on average, a listing fee in the amount of approximately 20% of the sale price of each item sold on consignment for management or others. We realized $1,403, $15,178 and $15,564 in listing fees on consignment sales totaling $7,013, $75,888 and $77,822, respectively, for Mr. Thornock for the years ended December 31, 2001, 2000 and 1999, respectively. We realized listing fees of $125 on consignment sales for Mr. Capra for the year ended December 31, 1999. Messrs. Thornock and Capra paid us a listing fee of 20% of the sale price of each consigned item at the end of the month in which the item was sold. We reimbursed Mr. Thornock the sums of $5,610, $60,980 and $74,112 for artwork he purchased on our behalf for the 2001, 2000 and 1999 fiscal years, respectively. We purchased inventory in the amounts of $22,771 and $108,751 from American Design, an affiliated company, during the fiscal years ended 2001 and 2000. We recorded revenue in the amounts of $17,278 and $6,527 and related cost of sales in the amounts of $10,381 and $4,112 from sales transactions with American Design and Posteralley.com, an affiliated company, during the years ended December 31, 2001 and 2000.
Item 13.     Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed with this Annual Report on Form 10-KSB by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Item
Number                                 Description
------    ----------------------------------------------------------------------

3.1 Articles of Incorporation of Nickleby's.com, Inc., filed January 13, 1999. (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

3.2 Articles of Amendment to the Articles of Incorporation of Nickleby's.com, Inc., filed January 25, 1999. (Incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

3.3 Certificate of Correction of Nicklebys.com, Inc. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

3.4 Bylaws of Nicklebys.com, Inc. (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

3.5 Articles of Incorporation of Nickleby's Auction Gallery Ltd. filed March 16, 1994. (Incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

3.6 Bylaws of Nickleby's Auction Gallery Ltd. (Incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

3.7 Articles of Incorporation of Art Exchange, Inc., filed June 3, 1999. (Incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

3.8 Certificate of Correction of Art Exchange, Inc. (Incorporated herein by reference to Exhibit 3.8 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

3.9       Bylaws of Art  Exchange,  Inc.  (Incorporated  herein by  reference to
          Exhibit 3.9 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

4.0 Form of Stock Certificate. (Incorporated herein by reference to Exhibit 4.0 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed March 28, 2002.)

10.1 Internet Marketing & Joint Venture Agreement dated January 14, 1999, between 1st Net Technologies, Inc., and Nicklebys.com, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.2 Stock Purchase Agreement dated January 15, 1999, between Nicklebys.com, Inc., on the one hand, and Nickleby's Auction Gallery Ltd., and Bruce A. Capra, on the other hand. (Incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.3 Consulting Agreement dated February 1, 1999, between Entrepreneur Investments, L.L.C., and Nicklebys.com, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.4 Asset Purchase and Sale Agreement dated June 25, 1999, between Art Exchange, Inc., on the one hand, and Museum Auctions, Ltd., and Paul
          J. Zueger The Zueger Family Trust, on the other hand. (Incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.5 Agreement for Auction Sales Commissions dated June 25, 1999, between Art Exchange, Inc., and Museum Auctions, Ltd. (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.6 Stock Purchase and Exchange Agreement dated June 28, 1999, between Nicklebys.com, Inc., on the one hand, and Art Exchange, Inc., Paul J. Zueger and The Zueger Family Trust, on the other hand. (Incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.7 Internet Marketing Agreement dated December 29, 1999, between Nicklebys.com, Inc., and Posteralley.com, Inc. (Incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.8 Lock-Up Agreement dated December 30, 1999, between Nicklebys.com, Inc., and Bruce A. Capra, Scott M. Thornock, 1st Net Technologies, Inc., Entrepreneur Investments, LLC, The Zueger Family Trust, Paul J. Zueger, Richard E. Capra and March Shaner. (Incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.9 Stock Option Agreement dated December 30, 1999, between Nicklebys.com, Inc., and Bruce A. Capra. (Incorporated herein by reference to Exhibit
          10.9 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.10 Stock Option Agreement dated December 30, 1999, between Nicklebys.com, Inc., and Scott M. Thornock. (Incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.11 Stock Option Agreement dated December 30, 1999, between Nicklebys.com, Inc., and Richard E. Capra. (Incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.12 Stock Option Agreement dated December 30, 1999, between Nicklebys.com, Inc., and Entrepreneur Investments. (Incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.13 Stock Option Agreement dated December 30, 1999, between Nicklebys.com, Inc., and Paul J. Zueger. (Incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.14 Stock Option Agreement dated December 30, 1999, between Nicklebys.com, Inc., and the Zueger Family Trust. (Incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.15     Stock   Option   Agreement   dated   December   30,   1999,    between
          Nicklebys.com, Inc., and Mark Crossen. (Incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.16 Stock Option Agreement dated December 30, 1999, between Nicklebys.com, Inc., and Mark K. Shaner. (Incorporated herein by reference to Exhibit 10.16 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.17 Industrial Lease dated August 28, 2000, between Ward West Properties, LLC, and Nicklebys.com, Inc. (Incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.18 Stock Option Agreement dated November 16, 2000, between Nicklebys.com, Inc., and Patricia Cudd. (Incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.19 Consignment Agreement dated September 1, 2001, between Nicklebys.com, Inc., and Thomas H. Akins Company, Inc. (Incorporated herein by reference to Exhibit 10.19 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.20 Agreement for Extension of Consignment Agreement dated November 29, 2001, between Nicklebys.com, Inc., and Thomas H. Akins Company, Inc. (Incorporated herein by reference to Exhibit 10.20 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.21     Affiliate  Agreement.  (Incorporated  herein by  reference  to Exhibit
          10.21 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)

10.22     ArtRx.com  Terms &  Conditions.  (Incorporated  herein by reference to
          Exhibit 10.22 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001.)


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NICKLEBYS.COM, INC.



Date:  March 28, 2002                     By:              /s/ Scott M. Thornock
                                              ----------------------------------
                                              Scott M. Thornock, Chief Executive
                                              Officer, Chief Financial Officer
                                              and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 2002                     By:              /s/ Scott M. Thornock
                                              ----------------------------------
                                              Scott M. Thornock, Chief Executive
                                              Officer, Chief Financial Officer,
                                              Secretary and Director

Date:  March 28, 2002                     By:                 /s/ Bruce A. Capra
                                              ----------------------------------
                                              Bruce A. Capra, President and
                                              Chairman of the Board of Directors

                               NICKLEBYS.COM, INC.

                        Consolidated Financial Statements
                (With Report of Independent Accountants Thereon)

                           December 31, 2001 and 2000

























                           Cordovano and Harvey, P.C.
                          Certified Public Accountants
                                Denver, Colorado

                   Index to Consolidated Financial Statements


                                                                    Page
                                                                    ----

Report of independent accountants..............................      F-2

Consolidated balance sheet at December 31, 2001................      F-3

Consolidated statements of operations for the years ended
 December 31, 2001 and 2000....................................      F-4

Consolidated statement of changes in shareholders' equity
 for the years ended December 31, 2001 and 2000................      F-5

Consolidated statements of cash flows for the years ended
 December 31, 2001 and 2000....................................      F-6

Notes to consolidated financial Statements.....................      F-7

     Cordovano and Harvey, P.C.               Certified Public Accountants
--------------------------------------------------------------------------------
                                              201 Steele Street
                                              Suite 300
                                              Denver, Colorado  80206
                                              (303) 329-0220 Phone
                                              (303) 316-7493 Fax
--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Nicklebys.com, Inc.:


We have audited the accompanying consolidated balance sheet of Nicklebys.com, Inc., a Colorado corporation, and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nicklebys.com, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.





Cordovano and Harvey, P.C.
Denver, Colorado
February 11, 2002

                               NICKLEBYS.COM, INC.
                           CONSOLIDATED BALANCE SHEET

                                December 31, 2001


                                     ASSETS

Current assets:
     Cash................................................................       $    156,831
     Accounts receivable.................................................             46,591
     Accounts receivable, related party (Note 2).........................              4,533
     Merchandise inventories, at the lower of cost or market.............            203,130
     Prepaid expenses....................................................              2,537
                                                                                -------------
         Total current assets............................................            413,622


Property and equipment, net (Note 3).....................................             27,378
Intangible assets, net (Note 3)..........................................             17,580
Other assets.............................................................              2,184
                                                                                -------------
                                                                                $    460,764
                                                                                =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade.............................................       $     16,818
     Line of credit (Note 3).............................................                825
     Other accrued liabilities...........................................              8,182
                                                                                -------------
         Total current liabilities.......................................             25,825
                                                                                -------------

Shareholders' equity (Note 5):
     Preferred stock, par value $0.001; 3,000,000 shares authorized;
         -0- shares issued and outstanding...............................                  -
     Common stock, par value $0.0001; 30,000,000 shares authorized;
         2,901,011 shares issued and outstanding.........................                291
     Additional paid-in capital..........................................          5,160,210
     Outstanding common stock options-1,025,000..........................            106,600
     Retained deficit....................................................         (4,832,162)
                                                                                -------------
         Total shareholders' equity......................................            434,939
                                                                                -------------
                                                                                $    460,764
                                                                                =============






              See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                               NICKLEBYS.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       For the Years Ended
                                                                                           December 31,
                                                                                ---------------------------------
                                                                                     2001              2000
                                                                                ---------------   ---------------
Sales and service revenues:
     Sales of artwork and collectables...................................       $     493,879     $     602,568
     Commission revenue..................................................              17,513            47,870
     Hosting fees........................................................               3,455                 -
     Sales revenue, related party (Note 2)...............................              17,278             6,527
                                                                                ---------------   ---------------
                                                                                      532,125           656,965

Operating expenses:
     Cost of sales, artwork and collectables.............................             309,210           416,235
     Cost of sales, related party (Note 2)...............................              10,381             4,112
     Sales and marketing.................................................             114,724            98,186
     Product development.................................................              45,918            33,329
     Depreciation and amortization.......................................              28,796            24,348
     General and administrative (including non-cash stock-based
         compensation of $-0- and $60,173) (Note 5)......................             291,278           288,619
                                                                                ---------------   ---------------
         Total operating expenses........................................             800,307           864,829
                                                                                ---------------   ---------------

         Loss from operations............................................            (268,182)         (207,864)

Other income (expense):
     Interest income.....................................................               9,812            22,105
     Other income........................................................                 724                 -
     Interest expense....................................................                 (56)             (248)
                                                                                ---------------   ---------------
         Net loss income before income taxes.............................            (257,702)         (186,007)
                                                                                ---------------   ---------------

Provision (benefit) for income taxes (Note 7)............................                   -                 -
                                                                                ---------------   ---------------
         Net loss........................................................       $    (257,702)    $    (186,007)
                                                                                ===============   ===============

Basic and diluted loss per share.........................................       $       (0.09)    $       (0.07)
                                                                                ===============   ===============
Weighted average common shares outstanding...............................           2,901,011         2,626,802
                                                                                ===============   ===============










              See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                               NICKLEBYS.COM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                           Common Stock
                                                      ----------------------  Additional    Outstanding     Retained       Total
                                                        Nicklebys.com, Inc.     Paid-in    Common Stock     Earnings   Shareholders'
                                                        Shares       Amount     Capital       Options       (Deficit)      Equity
                                                      ----------   ---------  -----------  -------------  ------------  ------------

     Balance, January 1, 2000.......................   2,484,333        248     4,665,550      106,600     (4,388,453)     383,945

Sale of common stock at $1.25 per share, pursuant to
     private offering memorandum, net of offering
     costs of $38,645 (Note 5)......................     365,580         37       430,793            -              -      430,830

Common stock issued in exchange for consulting
     services, valued at $1.25 per share (Note 5)...      48,138          5        60,168            -              -       60,173

Common stock issued in exchange for a delivery
     van, valued at $1.25 per share (Note 5)........       2,960          1         3,699            -              -        3,700

Net loss for the year ended December 31, 2000.......           -          -             -            -       (186,007)    (186,007)
                                                      ----------   ---------  -----------  -------------  ------------  ------------
     Balance, December 31, 2000.....................   2,901,011        291     5,160,210      106,600     (4,574,460)     692,641

Net loss for the year ended December 31, 2001.......           -          -             -            -       (257,702)    (257,702)
                                                      ----------   ---------  -----------  -------------  ------------  ------------
     Balance, December 31, 2001.....................   2,901,011   $    291   $ 5,160,210  $   106,600    $(4,832,162)  $  434,939
                                                      ==========   =========  ===========  =============  ============  ============











              See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                               NICKLEBYS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Years Ended
                                                                                  December 31,
                                                                       -----------------------------------
                                                                             2000               2000
                                                                       ----------------   ----------------
Cash flows from operating activities:
     Net loss....................................................      $     (257,702)    $     (186,007)
     Transactions not requiring cash:
         Loss on asset disposal..................................               2,872                  -
         Depreciation and amortization...........................              28,799             24,348
         Stock based compensation (Notes 5)......................                   -             60,173
     Changes in working capital items:
         (Increase) in receivables and other current assets......             (45,937)           (18,379)
     (Decrease) increase in accounts payable and other
           current liabilities...................................              (2,600)            (7,122)
                                                                       ----------------   ----------------
            Net cash used in operating activities................            (274,568)          (126,987)
                                                                       ----------------   ----------------

Cash flows from investing activities:
     Capital expenditures........................................             (12,762)           (53,224)
     Facility deposits...........................................                   -             (5,931)
                                                                       ----------------   ----------------
            Net cash used in investing activities................             (12,762)           (59,155)
                                                                       ----------------   ----------------

Cash flows from financing activities:
     Sale of common stock, net of offering costs.................                   -            430,829
     Net proceeds from line of credit............................                 825                  -
                                                                       ----------------   ----------------
            Net cash provided by financing activities............                 825            430,829
                                                                       ----------------   ----------------

            Net change in cash...................................            (286,505)           244,687

Cash, beginning of year..........................................             443,336            198,649
                                                                       ----------------   ----------------
            Cash, end of year....................................      $      156,831     $      443,336
                                                                       ================   ================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest................................................      $           56     $          248
                                                                       ================   ================
         Income taxes............................................      $            -     $            -
                                                                       ================   ================








              See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


(1)  NATURE OF OPERATIONS

     The Company
     -----------

     Nicklebys.com, Inc. (the "Company") was incorporated in Colorado in January 1999. The Company conducts live art auctions of its own inventory over the Internet and at designated sites throughout the United States. In addition, the Company retails artwork at its showroom in Wheat Ridge, Colorado and sells consignment artwork for others. In 2001 and 2000, respectively, approximately 52 percent and 45 percent of the Company's revenue was concentrated in auctions conducted over the Internet.

     The Company conducts its business through Nicklebys.com, Inc. and its ArtRx.com division. The Company has two inactive wholly owned subsidiaries, Nickleby's Auction Gallery Ltd. ("NAGL") and Art Exchange, Inc. NAGL and Art Exchange, Inc., were organized in Colorado on March 16, 1994 and March 15, 1999, respectively.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (NAGL and AEI). All significant
     intercompany   accounts   and   transactions   have  been   eliminated   in
     consolidation.

     Use of estimates
     ----------------

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

     Loss per common share
     ---------------------

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of common shares issuable upon the exercise of stock options, are included in diluted net loss per share to the extent such shares are dilutive. As of December 31, 2001 and 2000, there were 2,130,000 and 2,130,000 vested stock options outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

     Foreign Currency Transaction
     ----------------------------

     The Company uses US dollar as its functional currency under Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS 52). The Company's international sales are denominated in US dollar and all of its assets and liabilities are denominated in US dollar. No foreign currency translation gains or losses have been recorded.

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


     Financial instruments and cash equivalents
     ------------------------------------------

     The Company's financial instruments including cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less. However, at December 31, 2001 there were no cash equivalents.

     Concentration  of  credit  risk  arising  from cash  deposits  in excess of
     ---------------------------------------------------------------------------
     insured limits
     --------------

     The Company maintains its cash balances in one financial institution located in Wheat Ridge, Colorado. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001, the Company's uninsured cash balances total $52,748.

     Valuation and Qualifying Accounts
     ---------------------------------

     The  Company  has  no  allowance   established  for  doubtful  accounts  as
     management considers all receivables to be fully collectible.

     Inventories
     -----------

     Inventories, consisting of retail artwork and collectibles, are stated at the lower of cost (using the specific identification method) or market.

     Property, equipment and depreciation
     ------------------------------------

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated to be three to seven years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated.

     Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

     Product development costs
     -------------------------

     Product development costs include expenses incurred by the Company to maintain, monitor and manage the Company's website. The Company recognizes website development costs, as required by Emerging Issues Task Force ("EITF") Issue No. 00-2, in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair and maintenance of the existing site or the development of website content are included in product development expense in the accompanying consolidated financial statements.

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


     Intangible assets
     -----------------

     Intangible assets are amortized as follows:

          Capitalized website software.................... 3 years
          Mailing list.................................... 3 years

     Impairment of certain identifiable intangibles
     ----------------------------------------------

     The Company periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment. The Company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations.

     Revenue recognition
     -------------------

     Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition, and Financial Accounting Standards Board Emerging Issues Task Force No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

     Gross revenue from retail sales, regular and Internet auctions, and consignment sales of the company's inventory by third party, is recognized when the Company's merchandise inventory is sold and shipped or delivered to the customer. The Company provides a 14-day money-back guarantee on all merchandise sold. Historical returns are approximately 1 percent. Accordingly, no revenue is deferred in the accompanying financial statements.

     ArtRx.com hosting fees are recognized ratably over the contract period in accordance with the period in which the services are performed.

     Revenue  from   consulting   and  other  services  are  recognized  as  the
     consultation and other services are performed.

     In addition, the Company acts as an agent for artists and art galleries and sells their merchandise consigned to the Company. For consigned merchandise, where the Company does not take title to the inventory, the Company recognizes net commission revenue at the time of sale.

     Stock-based compensation
     ------------------------

     The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Consensus on EITF Issue No. 96-18.

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


     Income taxes
     ------------

     The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.

     Segment Information
     -------------------

     In accordance with Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information", the Company manages its business as one reportable operating segment. Net sales and long-lived assets by geographic areas and information about products and services are included as enterprise-wide disclosures.

(3)  BALANCE SHEET COMPONENTS

     Property and equipment
     ----------------------

     Property and equipment at December 31, 2001, stated at cost, consisted of the following:

     Equipment.................................      $   38,276
     Vehicles..................................           3,700
     Software..................................           6,865
                                                     ------------
                                                         48,841
     Less accumulated depreciation and
       amortization............................         (21,463)
                                                     ------------
                                                     $   27,378
                                                     ============

     Intangible assets
     -----------------

     Intangible assets at December 31, 2001, stated at cost, consisted of the following:

     Website software..........................      $   48,665
     Less accumulated amortization.............         (31,432)
                                                     ------------
                                                         17,233
                                                     ------------

     Mailing list..............................           2,500
     Less accumulated amortization.............          (2,153)
                                                     ------------
                                                            347
                                                     ------------
                                                     $   17,580
                                                     ============

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


     Line of Credit
     --------------

     The Company has a line of credit for $20,000, of which $19,175 was unused at December 31, 2001. Advances made on the line of credit carry an average annual interest rate of 9.5% at December 31, 2001 and may be extended annually with the consent of the financial institution. The line of credit is personally guaranteed by the President of the Company and secured by the Company's cash deposits at the financial institution.

(4)  RELATED PARTY TRANSACTIONS

     The Company purchases its merchandise inventory from an officer and an affiliate in the normal course of business and reimburses the officer and the affiliate for certain Company expenses. The Company purchased inventory in the amount of $5,610 and $60,980 from the officer, and $22,771and $108,751 from the affiliate during the years ended 2001 and 2000.

     The Company conducts business with its affiliates in the normal course of business. The Company recorded revenue in the amount of $17,278 and $6,527 and related cost of sales in the amount of $10,381 and $4,112 from sales transactions with two affiliates during the years ended December 31, 2001 and 2000.

(5)  SHAREHOLDERS' EQUITY

     Preferred stock
     ---------------

     As provided in its Articles of Incorporation, the Company is authorized, subject to limitations prescribed by Colorado law, for the issuance of preferred stock in one or more series as determined by the Board of Directors. Each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. At December 31, 2001, there were 3,000,000 shares of preferred stock authorized for issuance, and no shares issued and outstanding.

     Common stock
     ------------

     The Company is authorized to issue 30,000,000 shares of $0.0001 par value common stock. At December 31, 2001, 2,901,011 shares were issued and outstanding.

     The Company issued 2,960 shares of its common stock in exchange for a delivery value valued at $3,700, during the year ended December 31, 2000.

     Private equity financings
     -------------------------

     The Company completed a round of private equity financings and sold 365,580 shares of common stock at $1.25 per share in 2000. The financings were exempt from registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. Proceeds were $430,830 (net of related costs).

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


     Stock-based compensation
     ------------------------

     In 2000, the Company issued 48,138 shares of its common stock in exchange for management consulting services performed in 2000. The transaction was accounted for based on the fair value of the Company's common stock as determined by the board of directors based on contemporaneous equity transactions and other analysis. In 2000, the Company recorded stock-based compensation (general and administrative expense) for management consulting services of $60,173 in the accompanying consolidated financial statements.

     Stock Options
     -------------

     The Company has 2,130,000 options outstanding, including 1,105,000 options issued to officers and employees and 1,025,000 options issued to non-employees. A summary of the status of the Company's stock option awards as of December 31, 2001, and the changes during the years ended December 31, 2001 and 2000 is presented as follows:

                                                                              Weighted     Weighted Avg
                                                              Number            Avg         Remaining
            Options                          Number        Exercisable    Exercise Price       Life
---------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2000........      2,130,000       2,130,000         $0.66          4 years
Granted...............................              -
Exercised.............................              -
Cancelled.............................              -
                                          ------------
Outstanding at December 31, 2000......      2,130,000       2,130,000         $0.66          3 years
Granted...............................              -
Exercised.............................              -
Cancelled.............................              -
                                          ------------
Outstanding at December 31, 2001......      2,130,000       2,130,000         $0.66          2 years
                                          ============


(6)  LEASING ARRANGEMENTS

     The Company maintains a showroom and conducts its administrative operations from leased premises located in Wheat Ridge, Colorado under a non-cancelable lease expiring December 31, 2003. The lease provides for minimum monthly lease payments of $2,184 in 2001, $2,410 in 2002, and $2,272 in 2003 and includes operating expense escalations. For the years ended December 31, 2001 and 2000, rent expense was $28,956 and $31,443, respectively. Minimum annual lease payments for the next two years are as follows:

     2002............................................     $   28,920
     2003............................................     $   27,264

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


(7)  INCOME TAXES

     A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows for the years ended December 31, 2001 and 2000:

                                                              December 31
                                                      --------------------------
                                                          2001          2000
                                                      ------------  ------------

     U.S. statutory federal rate..................        34.00%        29.55%
     State income tax rate........................         3.14%         3.34%
     Net operating loss for which minimal tax
      benefit is currently available..............       -37.14%       -32.89%
                                                      ------------  ------------
                                                           0.00%         0.00%
                                                      ============  ============

     Income taxes from operations for the years ended December 31, 2001 and 2000, consisted of the following components: (1) current tax benefit resulting from the net loss before income taxes, and (2) deferred tax expense resulting from the valuation allowance recorded against the deferred tax asset (which is substantially comprised of net operating losses). The amount of valuation allowance, which approximates the current tax benefit, for the years ended December 31, 2001 and 2000 were $201,728 and $61,182, respectively. Net operating loss carryforwards will expire in 2021.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

     Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation that could reduce or defer the utilization of those losses.