Form 10QSB
period 2002-03-31
NICKLEBYS COM INC
filed 2002-05-14
CIK 1077720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2002                 Commission File Number 0-33339
                   --------------                                        -------


                               NICKLEBYS.COM, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                       84-1494708
            --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


12441 West 49th St., Suite One, Wheat Ridge, Colorado                   80033
-----------------------------------------------------                   -----
(Address of principal executive offices)                              (Zip code)

                                 (303) 425-0607
                                 --------------
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.0001 par value                       2,901,011
-------------------------------     --------------------------------------------
              Class                 Number of shares outstanding at May 13, 2002



--------------------------------------------------------------------------------
                     This document is comprised of 9 pages.

                               NICKLEBYS.COM, INC.

                                      Index


                                     Part I
                                                                         Page
                                                                      ----------

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet as of
            March 31, 2002 (unaudited) ................................    3

            Condensed Consolidated Statements of Operations
            for the Three Months Ended March 31, 2002 and
            2001 (unaudited) ..........................................    4

            Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 2002 and
            2001 (unaudited) ..........................................    5

            Notes to Condensed Consolidated Financial Statements
            (unaudited) ...............................................    6

Item 2.     Management's Discussion and Analysis or Plan of
            Operation .................................................    7


                                     Part II

Items 1-6.  Other Information .........................................    8

            Signatures ................................................    9















     See accompanying notes to condensed consolidated financial statements.

                               NICKLEBYS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2002

                                     ASSETS

Current assets:
     Cash.......................................................... $   140,324
     Accounts receivable...........................................      16,927
     Accounts receivable, related party............................         690
     Merchandise inventories, at the lower of cost or market.......     208,392
     Prepaid expenses..............................................       2,393
                                                                   -------------
         Total current assets......................................     368,726

Property and equipment, net........................................      24,958
Intangible assets, net.............................................      13,497
Other assets.......................................................      15,372
                                                                   -------------
                                                                    $   422,553
                                                                   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade....................................... $     6,948
     Other accrued liabilities.....................................      16,074
                                                                   -------------
         Total current liabilities.................................      23,022
                                                                   -------------

Shareholders' equity:
     Preferred stock...............................................         -
     Common stock..................................................         291
     Additional paid-in capital....................................   5,160,210
     Outstanding common stock options..............................     106,600
     Retained deficit..............................................  (4,867,570)
                                                                   -------------
         Total shareholders' equity................................     399,531
                                                                   -------------
                                                                    $   422,553
                                                                   =============






     See accompanying notes to condensed consolidated financial statements.

                               NICKLEBYS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                      ------------------------------------------
                                                             2002                  2001
                                                      --------------------  --------------------
Sales and service revenues:
     Sales of artwork and collectables................   $       159,954       $       160,917
     Commission revenue...............................             3,607                 2,265
     Appraisal fees...................................             1,775                   -
     Hosting fees.....................................               -                   1,230
                                                      --------------------  --------------------
                                                                 165,336               164,412
                                                      --------------------  --------------------

Operating expenses:
     Cost of sales, artwork and collectables..........           110,142                87,940
     Sales and marketing..............................             8,826                64,258
     Product development..............................             1,192                16,480
     Depreciation and amortization....................             6,724                 7,187
     General and administrative.......................            74,198                81,571
                                                      --------------------  --------------------
         Total operating expenses.....................           201,082               257,436
                                                      --------------------  --------------------

         Loss from operations.........................           (35,746)              (93,024)

Other income (expense):
     Interest income..................................               573                 5,112
     Other income.....................................                54                   158
     Interest expense.................................              (289)                  (44)
                                                      --------------------  --------------------
                Net loss before income taxes..........           (35,408)              (87,798)
                                                      --------------------  --------------------

Provision (benefit) for income taxes..................               -                     -
                                                      --------------------  --------------------
         Net loss.....................................   $       (35,408)      $       (87,798)
                                                      ====================  ====================

Basic and diluted loss per share......................   $         (0.01)      $         (0.03)
                                                      ====================  ====================
Weighted average common shares outstanding............         2,901,011             2,901,011
                                                      ====================  ====================







     See accompanying notes to condensed consolidated financial statements.

                               NICKLEBYS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                               -------------------------------------
                                                                     2002                 2001
                                                               ----------------     ----------------
            Net cash (used in) operating activities..........   $     (15,466)       $    (175,560)
                                                               ----------------     ----------------

Cash flows from investing activities:
     Capital expenditures....................................            (216)              (5,785)
                                                               ----------------     ----------------
            Net cash (used in) investing activities..........            (216)              (5,785)
                                                               ----------------     ----------------

Cash flows from financing activities:
     Net payment of line of credit...........................            (825)                 -
                                                               ----------------     ----------------
            Net cash (used in) financing activities..........            (825)                 -
                                                               ----------------     ----------------

            Net change in cash...............................         (16,507)            (181,345)

Cash at beginning of period..................................         156,831              443,337
                                                               ----------------     ----------------
            Cash at end of period............................   $     140,324        $     261,992
                                                               ================     ================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest............................................   $        (289)       $         (44)
                                                               ================     ================
         Income taxes........................................   $         -          $          -
                                                               ================     ================













     See accompanying notes to condensed consolidated financial statements.

                               NICKLEBYS.COM, INC.

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A:   Basis of presentation
          ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2001, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B:   Related party transactions
          --------------------------

The Company purchases its merchandise inventory from an officer and an affiliate in the normal course of business and reimburses the officer and the affiliate for certain Company expenses. The Company purchased inventory in the amounts of $25,770 and $1,673 from the officer, and $59,610 and $13,044 from the affiliate during the three months ended 2002 and 2001, respectively.

The Company conducts business with its affiliates in the normal course of business. The Company recorded revenue in the amounts of $2,375 and $7,800 and related cost of sales in the amounts of $1,900 and $6,240 from sales transactions with two affiliates during the three months ended March 31, 2002 and 2001, respectively.

Note C:   Income taxes
          ------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Nicklebys.com, Inc. ("Company" or "us") since December 31, 2001 and material changes in our results of operations for the three months ended March 31, 2002, as compared to the same period in 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 2002, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

Special note regarding forward-looking statements
-------------------------------------------------

This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statues or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

Results of Operations

Three Months Ended March 31, 2002, Versus Three Months Ended March 31, 2001

We incurred a net loss of $(35,408) ($.01 per share) for the three months ended March 31, 2002, as compared to a net loss of $(87,798) ($.03 per share) for the three months ended March 31, 2001.

General and administrative expenses decreased approximately 9%, from $81,571 for the three months ended March 31, 2001, to $74,198 for the three months ended March 31, 2002 primarily due to decreased legal and accounting fees related to our recently completed SEC filing. Sales and marketing expenses decreased approximately 86%, from $64,258 to $8,826 for the three months ended March 31, 2001, and 2001, respectively. Because we completed our ArtRX roll out in 2001, we are no longer incurring those costs. Product development costs decreased approximately 86%, from $16,480 to $1,192 for the three months ended March 31, 2001, and 2001, respectively, because we completed our ArtRX roll out in 2001.

Interest income decreased approximately 88%, from $5,112 for the three months ended March 31, 2001 to $573 for the three months ended March 31, 2002 because in 2001 we used a substantial portion of the proceeds from our private funding. Those proceeds had been in an interest bearing account.

Financial Condition and Liquidity

Our financial condition is good. We have current assets of $368,726 compared with current liabilities of $17,164 as of March 31, 2002. Included in the current assets are inventories of artwork totalling $208,392.

Our cash decreased by $16,507 (from $156,831 to $140,324) during the three months ended March 31, 2002. The decrease is attributed to: operating losses for the three months ended March 31, 2002 and capital expenditures offset by a decrease in trade receivables totalling $33,507 and the receipt of $7,500 in revenue that we will recognize in a future period.

Our strategy in the near future is to continue to increase marketing on the Internet and implement certain online marketing activities that we believe will increase online sales in the near future. We believe that our future success will be the result of increasing Nicklebys.com's market share by continuing to increase online and other marketing activities and maintaining our continued emphasis on premiere customer service and a strong product line.


Part 2.   Other Information
-------   -----------------

Item 1 -  Legal Information:

               No response required.

Item 2 -  Changes in Securities:

               No response required.

Item 3 -  Defaults Upon Senior Securities:

               No response required.

Item 4 -  Submission of Matters to a Vote of Security Holders:

               No response required.

Item 5 -  Other information:

               No response required.

Item 6 -  Exhibits and reports on Form 8-K.

               There were no reports on Form 8-K.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2002 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             NICKLEBYS.COM, INC.
                                             (Registrant)


DATE:    May 13, 2002                        BY:   /s/ Bruce Capra
         ------------                           --------------------------------
                                                Bruce Capra
                                                President and Treasurer