Form 10QSB
period 2002-06-30
NICKLEBYS COM INC
filed 2002-08-14
CIK 1077720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2002                  Commission File Number 0-33339
                   -------------                                         -------


                               NICKLEBYS.COM, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                      84-1494708
            --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


12441 West 49th St., Suite One, Wheat Ridge, Colorado              80033
-----------------------------------------------------              -----
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
                                                          Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.0001 par value                              2,901,011
------------------------------------            --------------------------------
               Class                            Number of shares outstanding at
                                                         August 13, 2002



--------------------------------------------------------------------------------
                     This document is comprised of 9 pages.

PART I -FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS


                               NICKLEBYS.COM, INC.

                                                                          Page
                                                                        --------

            Condensed Consolidated Balance Sheet as of June 30, 2002
            (unaudited) .................................................   3

            Condensed Consolidated Statements of Operations for the
            Three and Six Months Ended June 30, 2002 and 2001
            (unaudited) .................................................   4

            Condensed Consolidated Statements of Cash Flows for the
            Three and Six Months Ended June 30, 2002 and 2001
            (unaudited) .................................................   5

            Notes to Condensed Consolidated Financial Statements
            (unaudited) .................................................   6

Item 2.     Management's Discussion and Analysis or Plan of
            Operation ...................................................   7


                                     Part II

Items 1-6.  Other Information ...........................................   8

            Signatures ..................................................   9















      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                             CONDENSED BALANCE SHEET

                                   (Unaudited)


                                     ASSETS

Current assets:
     Cash........................................................   $    55,756
     Accounts receivable.........................................        33,440
     Accounts receivable, related party..........................           458
     Merchandise inventories, at the lower of cost or market.....       210,765
     Prepaid expenses............................................         2,888
                                                                    ------------
         Total current assets....................................       303,307

Property and equipment, net......................................        22,581
Intangible assets, net...........................................         9,364
Other assets.....................................................        62,844
                                                                    ------------
                                                                    $   398,096
                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities....................   $    25,788
                                                                    ------------
         Total current liabilities...............................        25,788
                                                                    ------------

Shareholders' equity:
     Preferred stock.............................................           -
     Common stock................................................           291
     Additional paid-in capital..................................     5,160,210
     Outstanding common stock options............................       106,600
     Retained deficit............................................    (4,894,793)
                                                                    ------------
         Total shareholders' equity..............................       372,308
                                                                    ------------
                                                                    $   398,096
                                                                    ============








      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                   ------------------------------    ------------------------------
                                                        2002            2001              2002            2001
                                                   --------------  --------------    --------------  --------------

Sales and service revenues:                        $    188,365    $    151,320      $    353,701    $    315,732
                                                   --------------  --------------    --------------  --------------

Operating expenses:
     Cost of sales, artwork and collectables....        144,633         101,532           254,775         189,472
     Sales and marketing........................            -            13,538             7,176          77,796
     Product development........................          1,541             -               2,733             -
     Depreciation and amortization..............          6,758           7,186            13,482          14,373
     General and administrative.................         64,798         107,503           140,646         205,554
                                                   --------------  --------------    --------------  --------------
        Total operating expenses................        217,730         229,759           418,812         487,195
                                                   --------------  --------------    --------------  --------------

        Loss from operations....................        (29,365)        (78,439)          (65,111)       (171,463)

Other income (expense):
     Interest income............................            342           2,246               915           7,358
     Other income...............................          1,799             257             1,853             415
     Interest expense...........................            -                (5)             (289)            (49)
                                                   --------------  --------------    --------------  --------------
        Net loss income before income taxes.....        (27,224)        (75,941)          (62,632)       (163,739)
                                                   --------------  --------------    --------------  --------------

Provision (benefit) for income taxes............            -               -                 -               -
                                                   --------------  --------------    --------------  --------------
        Net loss................................   $    (27,224)   $    (75,941)     $    (62,632)   $   (163,739)
                                                   ==============  ==============    ==============  ==============

Basic and diluted loss per share................   $      (0.01)   $      (0.03)     $      (0.02)   $      (0.06)
                                                   ==============  ==============    ==============  ==============
Weighted average common shares outstanding......      2,901,011       2,901,011         2,901,011       2,901,011
                                                   ==============  ==============    ==============  ==============












      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                      Six Months Ended
                                                                          June 30,
                                                            -------------------------------------
                                                                  2002                 2001
                                                            ----------------     ----------------

            Net cash (used in) operating activities....     $     (100,250)      $     (240,541)
                                                            ----------------     ----------------

Cash flows from investing activities:
     Facility deposits.................................                -                  3,747
     Capital expenditures..............................                -                (11,569)
                                                            ----------------     ----------------
            Net cash (used in) investing activities....                -                 (7,822)
                                                            ----------------     ----------------

Cash flows from financing activities:
     Repayment of short-term debt......................               (825)                 -
                                                            ----------------     ----------------
            Net cash (used in) financing activities....               (825)                 -
                                                            ----------------     ----------------

            Net change in cash.........................           (101,075)            (248,363)

Cash at beginning of period............................            156,831              443,337
                                                            ----------------     ----------------
            Cash at end of period......................     $       55,756       $      194,974
                                                            ================     ================
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest......................................     $          -         $          -
                                                            ================     ================
         Income taxes..................................     $          -         $          -
                                                            ================     ================














      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.

                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note A:   Basis of presentation
-------------------------------

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

Note B:   Related party transactions
------------------------------------

An officer purchases merchandise on behalf of the Company in the normal course of business. The Company purchased merchandise in the amounts of $45,380 and $25,770 from the officer during the three months ended June 30, 2002 and 2001, respectively.

Note C:   Income taxes
----------------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended June 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis covers material changes in the financial condition of Nicklebys.com, Inc. ("Company" or "us") since December 31, 2001 and material changes in our results of operations for the three months ended June 30, 2002, as compared to the same period in 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 2001, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations
---------------------

Three Months Ended June 30, 2002, Versus Three Months Ended June 30, 2001
-------------------------------------------------------------------------

We incurred a net loss of $(27,224) ($.01 per share) for the three months ended June 30, 2002, as compared to a net loss of $(75,941) ($.03 per share) for the three months ended June 30, 2001.

General and administrative expenses decreased approximately 39%, from $107,503 for the three months ended June 30, 2001, to $64,798 for the three months ended June 30, 2002 primarily due to office staff reductions. Sales and marketing expenses decreased approximately 100%, from $13,538 to $-0- for the three months ended June 30, 2001 as compared with year earlier period. Because we completed our ArtRX roll out in 2001, we are no longer incurring those costs. Product development costs increased approximately 100%, from $-0- to $1,541 for the three months ended June 30, 2002 and 2001, respectively.

Interest income decreased approximately 85%, from $2,246 during the three months ended June 30, 2001 to $342 for the year earlier period because in 2002, we used a substantial portion of the proceeds from our private funding. Those proceeds had been held in an interest bearing account.

Financial Condition and Liquidity
---------------------------------

Our liquidity remains good. We have current assets of $303,307 compared with current liabilities of $25,788 as of June 30, 2002. Included in the current assets are inventories of artwork totalling $210,765 (or 70 percent of current assets).

Our cash decreased by $101,075 (from $156,831 to $55,756) during the six months ended June 30, 2002. We purchased artwork in Italy for resale and auction totalling approximately $61,250. In addition, the decrease in cash is attributed to operating losses for the six months ended June 30, 2002, offset by a decrease in trade receivables totalling $17,684.

During the second quarter, we noted that sales began to decline and that decline coincides with the sluggishness in the economy. Since our product is generally considered to be a luxury item, we were among the first to feel the effects of the most recent economic downturn. However, as the economy rebounds and strengthens, we expect our sales to increase.

Our strategy in the near future is to focus on strategic alliances through personal contact with other industry retailers. We will continue to decrease our media advertising. We believe that our future success will be the result of increasing our market share by continuing to increase online presence through alliances such the one we have with e-Bay and maintaining our continued emphasis on premiere customer service and a strong product line.


Part 2.   Other Information
---------------------------

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

Item 6 - Exhibits and reports on Form 8-K.

          (a). Exhibits:
               1. 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO
               2. 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO

          (b). We did not file any reports on Form 8-K during the period covered by this report.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended June 30, 2002 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                     NICKLEBYS.COM, INC.
                                                     (Registrant)


DATE:    August 13, 2002                             BY: /s/ Bruce Capra
         ---------------                                ------------------------
                                                         Bruce Capra
                                                         President and Treasurer