Form 10QSB
period 2002-09-30
NICKLEBYS COM INC
filed 2002-11-14
CIK 1077720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2002            Commission File Number  0-33339
                   ------------------                                    -------


                               NICKLEBYS.COM, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


           COLORADO                                              84-1494708
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


12441 West 49th St., Suite One, Wheat Ridge, Colorado              80033
-----------------------------------------------------              -----
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
                                                        Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.0001 par value                             2,901,011
-------------------------------                  -------------------------------
             Class                               Number of shares outstanding at
                                                        November 6, 2002



--------------------------------------------------------------------------------
                     This document is comprised of 9 pages.

PART I -FINANCIAL INFORMATION
-----------------------------
ITEM I FINANCIAL STATEMENTS
---------------------------


                               NICKLEBYS.COM, INC.
                               -------------------

                                                                         Page
                                                                      ----------

           Condensed Consolidated Balance Sheet as of September 30,
           2002 (unaudited)...........................................     3

           Condensed Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 2002 and 2001
           (unaudited)................................................     4

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2002 and 2001 (unaudited)..     5

           Notes to Condensed Consolidated Financial Statements
           (unaudited)................................................     6

Item 2.    Management's Discussion and Analysis or Plan of
           Operation................................................       7


                                     Part II

Items 1-6. Other Information..........................................     8

           Signatures.................................................     9























      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                             CONDENSED BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)


                                     ASSETS
                                     ------
Current assets:
     Cash..........................................................  $       61,537
     Accounts receivable...........................................           9,467
     Merchandise inventories, at the lower of cost or market.......         255,845
     Prepaid expenses..............................................           2,130
                                                                     ----------------
         Total current assets......................................         328,979

Property and equipment, net........................................          19,790
Intangible assets, net.............................................           5,188
Other assets.......................................................           3,684
                                                                     ----------------
                                                                     $      357,641
                                                                     ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities......................  $       20,689
                                                                     ----------------
         Total current liabilities.................................          20,689
                                                                     ----------------

Shareholders' equity:
     Preferred stock...............................................               -
     Common stock..................................................             291
     Additional paid-in capital....................................       5,176,119
     Outstanding common stock options..............................         106,600
     Retained deficit..............................................      (4,946,058)
                                                                     ----------------
         Total shareholders' equity................................         336,952
                                                                     ----------------
                                                                     $      357,641
                                                                     ================











      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                      September 30,
                                                      -------------------------------    -------------------------------
                                                           2002             2001              2002             2001
                                                      --------------   --------------    --------------   --------------

Sales and service revenues:                           $     83,366     $    126,552      $    437,067     $    442,284
                                                      --------------   --------------    --------------   --------------

Operating expenses:
     Cost of sales, artwork and collectables.....           40,616           89,446           295,391          278,918
     Sales and marketing.........................            3,115           34,206            10,291           75,588
     Product development.........................                -                -             1,426                -
     Depreciation and amortization...............            6,964            7,637            20,446           21,119
     General and administrative..................           66,209           45,224           208,162          288,083
                                                      --------------   --------------    --------------   --------------
        Total operating expenses.................          116,904          176,513           535,716          663,708
                                                      --------------   --------------    --------------   --------------

        Loss from operations.....................          (33,538)         (49,961)          (98,649)        (221,424)

Other income (expense):
     Interest income.............................              278            1,449             1,193            8,807
     Other income................................            1,201              224             3,054              639
     Interest expense............................                -                -              (289)             (49)
                                                      --------------   --------------    --------------   --------------
        Net loss income before income taxes......          (32,059)         (48,288)          (94,691)        (212,027)
                                                      --------------   --------------    --------------   --------------

Provision (benefit) for income taxes.............                -                -                 -                -
                                                      --------------   --------------    --------------   --------------
        Net loss.................................     $    (32,059)    $    (48,288)     $    (94,691)    $   (212,027)
                                                      ==============   ==============    ==============   ==============

Basic and diluted loss per share.................     $      (0.01)    $      (0.02)     $      (0.03)    $      (0.07)
                                                      ==============   ==============    ==============   ==============

Weighted average common shares outstanding.......        2,901,011        2,901,011         2,901,011        2,901,011
                                                      ==============   ==============    ==============   ==============
















      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                      Nine Months Ended
                                                                        September 30,
                                                               --------------------------------
                                                                    2002              2001
                                                               --------------    --------------
            Net cash (used in) operating activities.......     $    (94,469)     $   (254,442)
                                                               --------------    --------------

Cash flows from investing activities:
     Facility deposits....................................                -             3,747
     Capital expenditures.................................                -           (12,159)
                                                               --------------    --------------
            Net cash (used in) investing activities.......                -            (8,412)
                                                               --------------    --------------

Cash flows from financing activities:
     Repayment of short-term debt.........................             (825)                -
                                                               --------------    --------------
            Net cash (used in) financing activities.......             (825)                -
                                                               --------------    --------------

            Net change in cash............................          (95,294)         (262,854)

Cash at beginning of period...............................          156,831           443,337
                                                               --------------    --------------

            Cash at end of period.........................     $     61,537      $    180,483
                                                               ==============    ==============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest.........................................     $        289      $          -
                                                               ==============    ==============
         Income taxes.....................................     $          -      $          -
                                                               ==============    ==============















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

Note B:  Related party transactions
         --------------------------

An officer purchases merchandise on behalf of the Company in the normal course of business. The Company purchased merchandise in the amounts of $105,050 and $5,740 from the officer during the three months ended September 30, 2002 and 2001, respectively.

Note C:  Income taxes
         ------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended September 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis covers material changes in the financial condition of Nicklebys.com, Inc. ("Company" or "us") since December 31, 2001 and material changes in our results of operations for the nine months ended September 30, 2002, as compared to the same period in 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 2001, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations
---------------------

Nine Months Ended  September  30, 2002,  Versus Nine Months Ended  September 30,
--------------------------------------------------------------------------------
2001
----

We incurred a net loss of $(94,691) ($.03 per share) for the nine months ended September 30, 2002, as compared to a net loss of $(212,027) ($.07 per share) for the nine months ended September 30, 2001.

Sales revenue decreased approximately 2%, from $442,284 for the nine months ended September 30, 2001, to $437,067 for the nine months ended September 30, 2002 primarily due to softness in the economy, in general, and the retail sector, in particular. Our gross margin dropped 5 percent from the year earlier period(32% and 37% for the nine months ended September 30, 2001 and 2001, respectively) We have, in isolated cases, reduced our minimum bid price on internet auctions, which has contributed to the decrease in our gross margin. We expect to report weak sales until such time as general economic trends improve.

General and administrative expenses decreased approximately 27%, from $288,083 for the nine months ended September 30, 2001, to $208,162 for the nine months ended September 30, 2002 primarily due to office staff reductions. Sales and marketing expenses decreased approximately 86%, from $75,588 to $10,291, respectively, for the nine months ended September 30, 2001 as compared with the nine months ended September 30, 2002. Because we completed our ArtRX roll out in 2001, we are no longer incurring those costs. Product development costs 1ncreased approximately 100%, from $1,426 to $-0-, respectively, for the nine months ended September 30, 2002 and 2001, respectively.

Interest income decreased by approximately 86%, from $8,807 during the nine months ended September 30, 2001 to $1,193 for the nine months ended September 30, 2002 because we have used a substantial portion of the proceeds from our private funding to fund operations. These proceeds are held in an interest bearing account.

Financial Condition and Liquidity
---------------------------------

The source of our liquidity is from sales revenue. We have current assets of $328,979 compared with current liabilities of $20,689 as of September 30, 2002. However, included in the current assets are inventories of artwork totalling $255,845 (or 78 percent of current assets). During the annual audit for 2002, we plan to discuss the possibility of classifying a portion of our inventory to non-current asset status, due to our low turnover ratio.

Our cash decreased by $101,075 (from $156,831 to $61,537) during the nine months ended September 30, 2002 as compared with year end. We purchased artwork in Italy for resale and auction totalling approximately $61,250. In addition, the decrease in cash is attributed to operating losses for the nine months ended September 30, 2002, offset by a decrease in trade receivables totalling $41,657.

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

Item 6 -  Exhibits and Reports on Form 8-K

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

SIGNATURES
----------


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended September 30, 2002 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   NICKLEBYS.COM, INC.
                                                   (Registrant)


DATE:  November 14, 2002                           BY: /s/ Scott Thornock
       -----------------                              --------------------------
                                                      Scott Thornock
                                                      President and Treasurer