Form 10KSB
period 2002-12-31
NICKLEBYS COM INC
filed 2003-03-31
CIK 1077720

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB
                                   -----------

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2002

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

                                                 Name of each exchange on
        Title of each class                         which registered

None
-------------------------------                  -------------------------


Securities registered under Section 12(g) of the Exchange Act:

            Common Stock, $.0001 par value
            --------------------------------------------------------
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year.  $529,153
                                                          --------

Of the 2,901,011 shares of voting stock of the registrant issued and outstanding as of March 31, 2003, 1,073,706 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   -----   -----

                                     PART I
                                     ------

Item 1.     Description of Business.
------------------------------------

     (a)  Business Development.
     --------------------------

     We were organized as a corporation under the laws of the State of Colorado on January 13, 1999. We have two 100%-owned subsidiaries, including Nickleby's Auction Gallery Ltd. and Art Exchange, Inc. We are primarily engaged in the business of conducting interactive auctions of our own inventory of fine art, antiques and collectibles over the Internet. Our web site is located at http://www.nicklebys.com. Despite our limited operating history, Nicklebys.com
------------------------
was recognized in the November 1999 edition of Yahoo! Internet Life Magazine with the Gold Star Site designation for the leading art auction site on the Internet. Persons, including companies and individuals, may register with Nicklebys.com as "members." "Members" are registered with Nicklebys.com to bid on and purchase merchandise on the web site located at http://www.nicklebys.com.
                                                       ------------------------
We closed ArtRx.com, a division of Nicklebys.com that we launched in March 2000 in order to enable other art galleries, showrooms, antique dealers, designers, art service providers and related businesses to take advantage of our interactive auction and other technologies and web traffic, in December 2001. We conducted live auctions in five states of the United States through December 2001. We market and sell fine art, antiques and collectibles on a retail basis from our showroom located at 12441 West 49th Avenue, Suite One, Wheat Ridge, Colorado 80033. The showroom also houses our executive offices. Our telephone number is (303) 425-0607 and our facsimile number is (303) 425-0545. We realized sales and service revenues of $529,153 and a net loss of $(145,946) ($.05 per share of common stock) for the year ended December 31, 2002. For the year ended December 31, 2001, we realized sales and service revenues of $532,125 and a net loss of $(257,702) ($.10 per share).

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

     Messrs. Scott M. Thornock and Bruce A. Capra, our two executive officers have, personally, and, in Mr. Capra's case, professionally, approximately twenty-nine years of experience in dealing in all types of fine art, antiques and collectibles. In order to become employed full time by Nicklebys.com, Mr. Capra, our President and Chairman, resigned in March 1999 as the General Manager and the Director of Sales, Marketing and Advertising for American Design Ltd., an Aurora, Colorado, company with twelve retail outlets that specializes in the publication, auction and marketing of fine art. Additionally, Mr. Capra owned and managed Nickleby's Auction Gallery, Arvada, Colorado, an auction liquidation company specializing in fine art, antiques and collectibles, from March 1994 until our acquisition of Nickleby's Auction Gallery on January 15, 1999.

     On January 15, 1999, we acquired all 5,100 outstanding shares of common stock of Nickleby's Auction Gallery Ltd. then owned by Mr. Bruce A. Capra, our President and Chairman and owner of approximately 19.9% of our outstanding common stock. The 5,100 shares of Nickleby's Auction Gallery common stock that we acquired from Mr. Capra constituted 100% of the outstanding common stock of that company. We paid the sum of $47,832 for the shares. As a result of the acquisition, we obtained net assets valued at $26,183, including, primarily, Nickleby's Auction Gallery's customized web site and customer list; an inventory of fine artworks; the right to use the names "Nickleby's," "Nickleby's International Auctions" and "Nickleby's Auction Gallery"; and the domain names http://www.nicklebys.com and http://www.forbidding.com. We assumed no
------------------------         -------------------------
liabilities with respect to the Nickleby's Auction Gallery acquisition. In the consolidated financial statements that accompany this report, goodwill of $21,649 resulting from the transaction was charged to additional paid-in capital because the acquisition was between related parties.

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

     We sold a total of 1,148,913 shares of common stock for gross proceeds of $926,975 under Section 3(b) and Rule 504 of Regulation D under the Securities Act of 1933 in two tranches from January through June 1999 and from March through September 2000. The offering price of the shares of common stock sold in the first tranche of the offering was $.60 per share and the offering price of the shares sold in the second tranche was $1.25. See Part II, Item 4. "Recent Sales of Unregistered Securities," for a more detailed description of these financings.

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

     (b)  Business of the Issuer.
     ----------------------------

Inventory of Fine Art, Antiques and Collectibles
------------------------------------------------

     Our web site on the Internet located at http://www.nicklebys.com features a
                                             ------------------------
wide variety of fine art, antiques and collectibles. At December 31, 2002, our inventory was valued, at the lower of cost or market, at approximately $218,215. These items are located at our showroom in Wheat Ridge, Colorado, and include, as of the date of this report, the following:

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

     Our inventory of contemporary works of art includes serigraphs, etchings, lithographs, mezzotints, engravings and other contemporary artworks from the 1950's to the present. The artists represented include, among many others, Alvar, Thomas McKnight, Steve Bloom, Neal Doty, Robert Katona, Peter Max, Bill Mack, G.H. Rothe, Claude Pissarro and Leroy Neiman. Our collection of modern masters is comprised of artworks, including woodcuts, serigraphs and pastels, by six of the most significant artists of the 20th century, including Picasso, Miro, Chagall, Salvador Dali, Claude Pissarro and Paule'mile Pissarro. Our inventory of original paintings includes oils, acrylics and watercolors by artists throughout the world. A few of the many artists represented include Robert Katona, Alexander Sheversky, Katia Pissarro and Frank Howell.

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

     The sources for our inventory include, among others, estates, private parties, collectors and publishers. We have sold a limited number of items online that were consigned to us from the personal collections of our executive officers, including Messrs. Scott M. Thornock and Bruce A. Capra, and others. We receive, on average, a listing fee in the amount of approximately 20% of the sale price of each item sold on consignment for management or others. We realized $79,307, $1,403 and $15,178 in listing fees on consignment sales totaling $99,130, $7,013 and $75,888, respectively, for Mr. Thornock for the years ended December 31, 2002, 2001 and 2000, respectively. Mr. Thornock paid us a listing fee of 20% of the sale price of each consigned item at the end of the month in which the item was sold. We reimbursed Mr. Thornock the sums of $132,105, $5,610 and $60,980 for artwork he purchased on our behalf for the 2002, 2001 and 2000 fiscal years, respectively.

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

     We have an alliance with eBay, Inc., the largest existing auction house and online retailer, which gives us a major presence on eBay's home page on the Internet. A detailed description of our alliance with eBay appears below under "- Marketing - eBay, Inc."

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

     Our revenue from Internet auctions decreased 5.2% from $293,314 in 2000 to $277,967 in 2001 and increased approximately 1% from $277,967 for the year ended December 31, 2001, to $275,165 for the year ended December 30, 2002. Fifty-two percent of our business was concentrated in online auctions in 2002 and in 2001. For the year ended December 31, 2002, we generated 52% of our revenue from auctions conducted over the Internet, as compared to 47.2% of our revenue realized from retail sales and 0.8% of our revenue derived from consignments to retail galleries. Further, the traffic on our Internet site from new visitors increased significantly during the year ended December 31, 2002, as compared to the year ended December 31, 2001. We had 3,563,446 hits and 476,481 unique visitors to our web site during the year ended December 31, 2002, in comparison to 7,178,979 hits and 145,138 unique visitors to our web site during the year ended December 31, 2001. This represents a decrease of 50.4% in hits and an increase of 228.3% in unique visitors. The above results of Nicklebys.com's operations for the 2000 and 2001 years include the results of the operations of ArtRx.com, a division of Nicklebys.com that we launched in March 2000 in order to enable other art galleries, showrooms, antique dealers, designers, art service providers and related businesses to take advantage of our interactive auction and other technologies and web traffic, and closed in December 2001.

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

     EBay,  Inc.  We have a  strategic  alliance  with eBay,  Inc.,  the largest
     ----------
existing auction house and online retailer, which gives us a major presence on eBay's home page on the Internet. In order to be listed on eBay's home page, the listed dealer or auction house must meet certain minimum standards, including, among others: (i) a minimum three-year business history; (ii) recognition by peers as an expert in the field; and (iii) the provision of a fourteen-day, money-back guarantee. As of the date of this report, we average eighty-three pieces listed per month on eBay. The items we list are not also displayed on our web site.

     Our agreement with eBay is verbal, with no duration and no material termination provisions. We pay eBay a commission on the sale of each item listed on eBay equivalent to twenty per cent of the sale price. We have realized $275,165 and $111,374 in revenue from our strategic alliance with eBay during the year ended December 31, 2002, and the year ended December 31, 2001, respectively. These amounts represent the gross sales price of merchandise sold on eBay during each year, less, for 2002, the total sales commissions we paid eBay on a monthly basis and, for 2001, the total listing fees and sales commissions paid eBay monthly. All funds received for items sold on eBay are collected from the purchaser. We do not receive any funds from eBay for sales of merchandise listed on eBay.

     Our status with eBay entitles us, commencing April 1, 2002, to reduce our listing fees from $10 to $5 per item if we list a minimum of 400 pieces per month and take advantage of other benefits and resources, including a retail storefront presence, the branding and the look and feel of the Nicklebys.com web site on eBay and the ability of visitors to link back and forth between our site and eBay's site. Additionally, we are featured on the eBay home page with a direct link to our auction listings and in the eBay newsletter every other month. In addition, we have the right to run up to four promotions on the eBay web site that are featured on the eBay home page and on the core pages.

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

     o    Electronic-commerce.

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

Intellectual Property
---------------------

     We rely on a combination of trademark, trade secret and copyright laws to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized persons may attempt to copy aspects of our web site, including the look and feel of our web site, products that we sell, product organization, product information and sales mechanics. Unauthorized persons may also attempt to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and our content. We have not filed an application to secure registration for our trademark, "Nicklebys.com," in the United States or any other country. Any encroachment upon our proprietary information, the unauthorized use of our trademark, the use of a similar name by a competing company or a lawsuit initiated against us for the infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Finally, with regard to our international operations, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

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

     We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and personal privacy. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet marketplace. This uncertainty could reduce demand for our fine art, antiques and collectibles, increase the cost of doing business as a result of litigation costs and/or increase service delivery costs.

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

     For his services, Mr. Capra has received, since March 1, 1999, a salary of $60,000 per annum in addition to medical insurance benefits under a group medical insurance benefits plan. Mr. Thornock has received no cash compensation for his services except medical insurance benefits under the group plan commencing March 1, 1999. No other cash compensation has been awarded to, earned by or paid to either Mr. Capra or Mr. Thornock since our organization for all services each individual has performed in all capacities for Nicklebys.com and our subsidiaries. These compensation arrangements are expected to continue for the foreseeable future.

     Except for Mr. Capra, who devotes full time to Nicklebys.com and our subsidiaries, our executive officers and directors plan to devote only such time to the business and affairs of Nicklebys.com and/or our subsidiary companies that each deems necessary. Presently, Mr. Thornock regularly devotes approximately thirty hours per month to the business and affairs of Nicklebys.com, Nickleby's Auction Gallery and/or Art Exchange. Mr. Thornock's time commitment is not expected to increase for the foreseeable future.

     None of our employees is represented by a labor union. We have never had a strike or lockout and consider our employee relations to be good.


Item 2.     Description of Property.
------------------------------------

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


Item 3.     Legal Proceedings.
------------------------------

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. As of the date of this report, neither Nicklebys.com, Nickleby's Auction Gallery nor Art Exchange knows of any legal proceedings to which any said company is a party or to which the property of any said company is the subject that are pending, threatened or contemplated or any unsatisfied judgments against Nicklebys.com or our subsidiaries.


Item 4.     Submission of Matters to a Vote of Security Holders.
----------------------------------------------------------------

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002, covered by this report, to a vote of our shareholders, through our solicitation of proxies or otherwise.


                                     PART II
                                     -------

Item 5.     Market for Common Equity and Related Stockholder Matters.
---------------------------------------------------------------------

     (a)  Market Information, Holders and Dividends.
     -----------------------------------------------

     (i)  Market Information.
     ------------------------

     There has been no established public trading market for the common stock since our inception on January 13, 1999. We have 2,130,000 shares of common stock subject to outstanding options exercisable to purchase common stock. All of our 2,901,011 shares of common stock could be sold pursuant to Rule 144 under the Securities Act of 1933.

     (ii) Holders.
     -------------

     As of the date of this report, we have approximately 147 shareholders of record of our 2,901,011 outstanding shares of common stock.

     (iii) Dividends.
     ----------------

     We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

     (b)  Recent Sales of Unregistered Securities.
     ---------------------------------------------

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

     o 4,000 shares to Mr. Tom Gooch for the performance of marketing services valued at $2,400;

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

     We issued and sold an aggregate of 1,148,913 shares of common stock to a total of 113 persons, for cash consideration totaling $926,975 in two tranches, from January 4 to June 8, 1999, and from March 19 to September 11, 2000. The offering price of the shares of common stock sold in the first tranche of the offering was $.60 per share and the offering price of the shares sold in the second tranche was $1.25. We made the sales in reliance upon the exemption from registration with the U.S. Securities and Exchange Commission provided under Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933. No underwriter was employed in connection with the offering and sale of the shares. The facts we relied upon to make the Federal exemption available include, among others, the following:

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

     (iii) We conducted no general solicitation or advertising in connection with the offering of any of the shares; and

     (iv)   The fact that Nicklebys.com has not been since its inception:

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


Item 6.     Management's Discussion and Analysis or Plan of Operation.
----------------------------------------------------------------------

Forward-Looking Statements
--------------------------

     This report contains forward-looking statements within the meaning of the federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words "intend," "plan," "believe," "expect," "estimate" and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, we disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

General
-------

     We derive our revenue primarily from the conduct of interactive auctions of our own inventory of fine art, antiques and collectibles over the Internet. We derive 52% of our revenues from Internet sales. We also market and sell fine art, antiques and collectibles to, among others, galleries, designers and antique dealers nationwide on a retail basis from our showroom located in Wheat Ridge, Colorado, and at selected art shows hosted with other retailers. Retail sales from our showroom and at selected art shows account for approximately 47.2% of our revenues. Additionally, we promote unique contemporary and antique artists by consignments to retail galleries throughout the United States that, in turn, promote the artists to their clientele. We derive approximately .8% of our revenues from these consignments. In December 2002, we closed ArtRx.com, a division of Nicklebys.com that made our interactive auction and other technologies and web traffic available to other art service businesses. We have two subsidiary corporations, including Nickleby's Auction Gallery Ltd. and Art Exchange, Inc.

     The following discussion and analysis covers material changes in our financial condition since December 31, 2001, and material changes in our results of operations for the year ended December 31, 2002, as compared to the year ended December 31, 2001.

Results of Operations
---------------------

Year Ended December 31, 2002, Versus Year Ended December 31, 2001
-----------------------------------------------------------------

     We incurred a net loss of $(145,946) ($.05 per share) for the year ended December 31, 2002, as compared to a net loss of $(257,702) ($.10 per share) for the year ended December 31, 2001.

     Sales and service revenues decreased approximately .6% from $532,125 for the year ended December 31, 2001, to $529,153 for the year ended December 31, 2002, primarily because of softness in the economy, in general, and the retail sector, in particular. Our gross margin decreased 20% from the prior year (40% and 32% for the year ended December 31, 2001, and 2002, respectively). We have, in isolated cases, reduced our minimum bid price in Internet auctions, which has contributed to the decrease in our gross margin. We expect to report weak sales until such time as general economic trends improve.

     The revenues we anticipated from our artRx.com project did not materialize and we terminated the project in December 2001. We attribute the substantial decline in interest in artRx.com from the initial launch of the site in March 2001 to the effects of competition and our lack of capital to further develop the program.

     General and administrative expenses decreased approximately 17%, from $291,278 for the year ended December 31, 2001, to $241,583 for the year ended December 31, 2002, primarily because of staff reductions. Sales and marketing expenses decreased approximately 62%, from $114,724 to $44,137, respectively, for the year ended December 31, 2001, as compared to the year ended December 31, 2002. The higher sales and marketing expenses in the 2001 fiscal year were the result of the additional expenditures we incurred in the roll out of the artRx.com project. The bulk of these monies were spent in attending the Art Expo New York International Trade Show in New York City, New York, in March 2001 for the purpose of launching participation in the artRx.com program. These costs included, among others, the booth rental, the preparation and printing of brochures and other marketing literature, travel and lodging. Product development costs decreased approximately 88%, from $45,918 to $5,700 for the year ended December 31, 2001, and 2002, respectively. The decrease is because we are no longer incurring salaries and other costs attributable to the artRx.com project.

     Interest income decreased by approximately 86%, from $9,812 for the year ended December 31, 2001, to $1,364 for the year ended December 31, 2002, because we have used a substantial portion of the proceeds from our private funding to fund operations. These proceeds are held in an interest-bearing account.

Financial Condition and Liquidity
---------------------------------

     The source of our liquidity is sales revenue. We have current assets of $281,289 compared with current liabilities of $12,598 as of December 31, 2002. However, inventories of artwork totaling $218,215 are included in the current assets. During the annual audit for 2002, we discussed the possibility of classifying a portion of our inventory to non-current status because of our low turnover ratio. Although we decided not to re-classify inventory this year, we may do so in the future.

     Our cash decreased by $105,766 (from $156,831 to $51,065) for the year ended December 31, 2002, as compared with year-end on December 31, 2001. In the third quarter, we purchased artwork in Italy for resale and auction totaling approximately $61,250. In addition, the decrease in cash is attributed to operating losses for the year ended December 31, 2002, offset by a decrease in trade receivables totaling $27,967.

     During the second quarter, we noted that sales began to decline and that decline coincides with the sluggishness in the economy. Since our product is generally considered to be a luxury item, we were among the first to feel the effects of the most recent economic downturn. However, as the economy rebounds and strengthens, we expect our sales to increase.

     Our strategy in the near future is to focus on strategic alliances through personal contact with other industry retailers. We will continue to decrease our media advertising. We believe that our future success will be the result of increasing our market share by continuing to increase our online presence through alliances such as the one we have with e-Bay and maintaining our continued emphasis on premiere customer service and a strong product line.

Risks and Uncertainties
-----------------------

     We have a history of losses. Our retained deficit was $(4,978,108) as of December 31, 2002. Despite the cost-cutting measures that we have implemented, we have been unable to achieve profitability. We terminated our artRx.com project, which we launched in March 2001 to enable others to take advantage of our interactive auction and other technologies and web traffic, because of lack of capital and the effects of competition. We expect our losses to continue in the foreseeable future. We may never be profitable unless we succeed in increasing our market share through the strategy outlined above or otherwise.

Inflation
---------

     We believe that inflation has not had a material impact on our business.

Seasonality
-----------

     We do not believe that our business is seasonal.

Item 7.     Financial Statements.
---------------------------------

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

                                                                          Page
                                                                          ----

Report of Independent Accountants......................................   F-2

Consolidated Balance Sheet at December 31, 2002........................   F-3

Consolidated Statements of Operations for the years ended
   December 31, 2002, and 2001.........................................   F-4

Consolidated Statement of Changes in Shareholders' Equity
   for the years ended December 31, 2002, and 2001.....................   F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 2002, and 2001.........................................   F-6

Notes to Consolidated Financial Statements.............................   F-7


Item 8.     Changes In and Disagreements with Accountants on Accounting and
---------------------------------------------------------------------------
            Financial Disclosure.
            ---------------------

     Neither Nicklebys.com nor its subsidiary companies had an independent accountant prior to the retention of Cordovano and Harvey, P.C., 201 Steele Street, Suite #300, Denver, Colorado 80206, in November 1999. There has been no change in Nicklebys.com's or our subsidiaries' independent accountant during the period commencing with the retention of Cordovano and Harvey, P.C., through the date of this report.

                                    PART III
                                    --------

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
-------------------------------------------------------------------------
            Compliance With Section 16(a) of the Exchange Act.
            --------------------------------------------------

Executive Officers and Directors
--------------------------------

     Set forth below are the names, ages, positions with Nicklebys.com and each of Nickleby's Auction Gallery and Art Exchange, 100%-owned subsidiaries of Nicklebys.com, and business experience of the executive officers and directors of Nicklebys.com and our subsidiaries.

       Name                Age                       Position
----------------------    -----    ---------------------------------------------
Scott M. Thornock           43     Chief Executive Officer, Chief Financial
                                   Officer, Secretary and Director

Bruce A. Capra              49     President and Chairman of the Board of
                                   Directors

Paul J. Zueger              65     Director

Wayne F.J. Yakes, M.D.      49     Director

------------------

     *The above-named individuals may be deemed to be "promoters" and "parents" of Nicklebys.com and our subsidiaries, as those terms are defined under the General Rules and Regulations promulgated under the Securities Act of 1933.

General
-------

     Directors hold office until the next annual meeting of Nicklebys.com's shareholders and until their respective successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Mr. Capra is employed full time by Nicklebys.com and Mr. Thornock regularly devotes approximately thirty hours per month to the business and affairs of Nicklebys.com, Nickleby's Auction Gallery and/or Art Exchange. Messrs. Zueger and Yakes devote such time and effort to the business and affairs of Nicklebys.com and/or our subsidiaries as may be necessary to perform their responsibilities as directors of the companies. Set forth below under "Business Experience" is a description of the business experience of Messrs. Thornock, Capra, Zueger and Yakes.

Family Relationships
--------------------

     There are no family relationships between or among the executive officers and directors of Nicklebys.com and our subsidiaries.

Business Experience
-------------------

     Scott M. Thornock has approximately sixteen years of experience in the real
     -----------------
estate development business and in the management of a number of private and public, start-up companies. He has served as the Chief Executive Officer and a director of Nicklebys.com since October 16, 2000, and as the President, the Chief Financial Officer, the Secretary and a director of Nicklebys.com from the date of our inception on January 13, 1999, through October 16, 2000. He has been the sole owner and managing member of Paragon Real Estate and Development, L.L.C., a Denver, Colorado-based residential real estate development, brokerage and business consulting firm that has performed administrative supervision, financial management and other services for, among others, thirty-five Colorado limited liability companies of which Mr. Thornock has been the founder, the manager and a member, since he founded the company in March 1996. These thirty-five limited liability companies, including Paragon Development I-IV, L.L.C., Paragon Development VI-XII, L.L.C., Paragon Development XIV-XXXV, L.L.C., 32-5, L.L.C., and Paragon Investment Group, I, L.L.C., have raised capital from time-to-time over the past approximately six years for the purposes of acquiring, developing, constructing and/or brokering multi-family, residential properties located in Denver, Boulder, Longmont and Vail, Colorado. Three of these companies are operating currently. Mr. Thornock has held a real estate brokers license in the State of Colorado since December 1995. He received a Bachelor of Arts degree in history and a Masters degree in business management from the University of Colorado, Boulder, Colorado, in 1982 and 1994, respectively.

     Bruce A.  Capra has served as the  Chairman  of the Board of  Directors  of
     ---------------
Nicklebys.com since its inception on January 13, 1999, and as our President since October 16, 2000. He served as Nicklebys.com's Chief Executive Officer from the date of our organization through October 16, 2000. He was employed, from 1988 until his resignation on February 1999, as the General Manager and the Director of Sales, Marketing and Advertising for American Design, Ltd., an Aurora, Colorado, corporation specializing in the publication of fine art that has twelve retail outlets located in California, Colorado and New Mexico. American Design, which is today recognized as one of the largest wholesale fine art publishing firms in the United States, realized gross revenues of approximately $12,000,000 during its most recent fiscal year. He was the founder and served as the President, a director and the sole owner of Nickleby's Auction Gallery Ltd., Arvada, Colorado, an auction liquidation company specializing in fine art, antiques and collectibles, from 1992 through January 15, 1999, when we purchased the company. Mr. Capra founded and served as the President, from 1981 until the sale of the business in 1988, of Image Tech Inc., Denver, Colorado, a fine art serigraph printing company specializing in printing and publishing fine art and commercial signage and, during Mr. Capra's tenure, printed limited edition fine art prints for internationally known artists such as Andy Warhol, Roy Liechtenstein, Earl Biss and others. Prior to that time, from 1979 through 1982, he owned and operated The Mushroom Gallery, Ltd., an art gallery located in Denver, Colorado. Mr. Capra attended Missouri Auction School in 1988 and is a licensed auctioneer in the states of California, Colorado, Nevada and Texas. He is also a certified personal property appraiser and a member of the Certified Appraisers Guild of America.

     Paul J. Zueger has served as a director of  Nicklebys.com  since  September
     --------------
15, 1999. Since 1972, Mr. Zueger has been the sole shareholder, the President and a director of American Design, Ltd., Aurora, Colorado, a company specializing in the publication of fine art that has twelve retail outlets located in California, Colorado and New Mexico. American Design is today recognized as one of the largest wholesale fine art publishing firms in the United States. Under the auspices of American Design, Mr. Zueger is responsible for having developed a national direct sales force; representing and publishing the artworks of several leading artists; and successfully managing twelve fine art galleries located in three states. In 1989, Mr. Zueger founded and, since that date, has served on the Board of Directors of The Synaptic Corporation, a privately-held biotechnology company with offices in Aurora, Colorado. The Synaptic Corporation is engaged in the manufacture, marketing and distribution of a line of FDA-approved products that uses patented electromedicine techniques in the treatment and management of acute and chronic pain.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of Posteralley.com on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, Messrs. Thornock and Capra, our executive officers, directors and greater than 10% beneficial owners of our common stock, have complied with Section 16(a) filing requirements applicable to them during our fiscal year ended December 31, 2002.

Item 10.     Executive Compensation.
------------------------------------

     The following table sets forth information concerning the compensation of our executive officers, including the dollar value of base salary and/or other annual compensation earned, and the number of securities underlying stock options granted, during the 2002, the 2001 and the 2000 fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                      Long Term Compensation
                           Annual Compensation               Awards
                         ----------------------- -------------------------------
  (a)          (b)       (c)          (d)             (e)              (f)
Name and                          Other Annual     Restricted     Securities
Principal                         Compensation   Stock Award(s)   Underlying
Position       Year   Salary($)       ($)             ($)       Options/SAR's(#)
--------------------------------------------------------------------------------

Scott M.       2002     $-0-        $2,554*           $-0-             -0-
Thornock,      2001     $-0-        $2,554*           $-0-             -0-
Chief          2000     $-0-        $2,554*           $-0-             -0-
Executive
Officer,
Chief
Financial
Officer and
Secretary

Bruce          2002   $60,000       $4,945*           $-0-            -0-
A. Capra,      2001   $60,000       $4,945*           $-0-            -0-
President      2000   $60,000       $4,945*           $-0-            -0-
and
Chairman
of the
Board of
Directors

------------------

     *Represents payments for coverage under a group medical insurance benefits plan.

General
-------

     Since our inception on January 13, 1999, Mr. Scott M. Thornock, Chief Executive Officer, Chief Financial Officer and Secretary, has been employed part time, and Mr. Bruce A. Capra, President and Chairman of the Board of Directors, has been a full-time employee. Mr. Thornock has received no cash compensation for his services except medical insurance benefits under a group medical insurance benefits plan commencing March 1, 1999. For his services, Mr. Capra has received a salary of $60,000 per annum in addition to medical insurance benefits under the group plan since March 1, 1999. No other cash compensation has been awarded to, earned by or paid to either individual since our organization for all services rendered in all capacities to Nicklebys.com and our subsidiaries.

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

Stock Option Grants
-------------------

     On December 30, 1999, we granted Mr. Capra options exercisable to purchase 453,300 shares of common stock, and Mr. Thornock options exercisable to purchase 439,000 shares of common stock, at an exercise price of $.66 per share through December 29, 2004. See Part I, Item 7. "Certain Relationships and Related Transactions," and Part II, Item 4. "Recent Sales of Unregistered Securities," for a description of stock option grants to other directors and others.

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


Item 11.     Security Ownership of Certain Beneficial Owners and  Management and
--------------------------------------------------------------------------------
             Related Stockholder Matters.
             ----------------------------

     The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2003, by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director of Nicklebys.com and our subsidiaries and all executive officers and directors of Nicklebys.com and our subsidiaries as a group. Under the General Rules and Regulations of the U.S. Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned.

                                           Shares           Percentage
                                        Beneficially            of
         Beneficial Owner                 Owned (1)          Class (2)
------------------------------------   ---------------   -----------------

Bruce A. Capra (3) (4)                  1,002,316 (5)          19.92%
6343 Umber Circle
Golden, Colorado  80403

Scott M. Thornock (3) (4)                 909,316 (6)          18.07%
650 South Cherry Street, Suite #310
Denver, Colorado  80246

Entrepreneur Investments LLC (7)          732,500 (8)          14.56%
1869 West Littleton Boulevard
Littleton, Colorado  80120

The Zueger Family Trust (9)               306,056 (10)          6.08%
3177 South Parker Road
Aurora, Colorado  80014

1st Net Technologies, Inc. (11)           235,500 (12)          4.68%
11415 West Bernardo Court, 2nd Floor
San Diego, California  92127

Paul J. Zueger (4)                        519,966 (13)         10.34%
3177 South Parker Road
Aurora, Colorado  80014

Wayne F.J. Yakes, M.D. (4)                 80,000               1.60%
1800 East Green Oaks Drive
Littleton, Colorado  80121

All executive officers and directors    2,511,598              49.91%
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

     (3) Executive officer of Nicklebys.com and our subsidiary companies, including Nickleby's Auction Gallery and Art Exchange.

     (4)  Member  of  the  Board  of   Directors   of   Nicklebys.com   and  our
subsidiaries.

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

     The following table sets forth information with respect to individual compensation arrangements under which shares of our common stock are authorized for issuance as of March 31, 2003. We granted our executive officers/directors, a director, two former directors, one donee and two others, including a shareholder and our special securities counsel, options exercisable to purchase a total of 2,130,000 shares of common stock at an exercise price of $.66 per share through December 29, 2004.

                      Equity Compensation Plan Information


                                                                          Number of Shares of
                            Number of Shares                             Common Stock Remaining
                            of Common Stock                               Available for Future
                           to Be Issued upon       Weighted Average      Issuance under Equity
                              Exercise of         Exercise Price of        Compensation Plans
                          Outstanding Options,   Outstanding Options,      (Excluding Shares
                          Warrants and Rights    Warrants and Rights    Reflected in Column (a))
     Plan Category                (a)                    (b)                      (c)
-----------------------   --------------------   --------------------   ------------------------

Equity compensation            2,130,000                $.66                      -0-
plans not approved
by shareholders

Item 12.     Certain Relationships and Related Transactions.
------------------------------------------------------------

     On January 13, 1999, we issued 2,000,000 shares, 1,860,000 shares, and 280,000 shares, of common stock to Messrs. Bruce A. Capra, Scott M. Thornock and Richard E. Capra, respectively (a total of 4,140,000 shares), for services performed by each individual in connection with our organization valued at $2,000, $1,860 and $280, respectively, at the rate of $.001 per share. Mr. Capra returned 1,471,700 (73.6%) of his 2,000,000 shares, Mr. Thornock returned
861,000 (46.3%) of his 1,860,000 shares and Mr. Richard E. Capra returned 214,000 (76.4%) of his 280,000 shares, to us for cancellation on December 30, 1999. Also, on December 30, 1999, we granted Mr. Bruce A. Capra, Mr. Thornock and Mr. Richard E. Capra options exercisable to purchase 533,349 shares, 530,000 shares and 80,000 shares, respectively, through December 29, 2004, at an exercise price of $.66 per share. Messrs. Bruce A. Capra, Thornock and Richard
E. Capra purchased 15,667 shares, 31,316 shares, and 8,333 shares, respectively, for $9,400, $18,790 and $5,000 in cash, respectively ($.60 per share), in the first tranche of our offering of common stock pursuant to Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933 completed in June 1999. Messrs. Bruce A. Capra and Thornock serve as our executive officers and two of our four directors and own 19.9% and 18.1%, respectively, of our outstanding common stock. Mr. Richard E. Capra, owner of 1.3% of our outstanding common stock, resigned as a director in November 2000. On December 30, 1999, we entered into lock-up agreements with Messrs. Bruce A. Capra, Thornock and Richard E. Capra providing for each individual to refrain from selling or otherwise alienating his respective 453,300 shares, 439,000 shares and 66,000 shares for a period of two years through December 29, 2001.

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


Item 13.     Exhibits and Reports on Form 8-K.
----------------------------------------------

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

  4.0 Form of Stock Certificate. (Incorporated herein by reference to Exhibit 4.0 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed March 31, 2003.)

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

 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bruce A. Capra.

 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Scott M. Thornock.


Item 14.     Controls and Procedures.
-------------------------------------

     (a)  Evaluation of disclosure controls and procedures.
     ------------------------------------------------------

     Our Chief Executive Officer/Chief Financial Officer/Secretary and President/Chairman of the Board of Directors have concluded that our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Act of 1934, based on their evaluation of these controls and procedures as of

December 31, 2002, are effective and that there are no significant deficiencies or material weaknesses in these disclosure controls and procedures.

     (b)  Changes in internal controls.
     ----------------------------------

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NICKLEBYS.COM, INC.



Date:  March 31, 2003                     By: /s/ Scott M. Thornock
                                              ---------------------------------
                                              Scott M. Thornock, Chief Executive
                                              Officer, Chief Financial Officer
                                              and Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 31, 2003                     By: /s/ Scott M. Thornock
                                              ----------------------------------
                                              Scott M. Thornock, Chief Executive
                                              Officer, Chief Financial Officer,
                                              Secretary and Director



Date:  March 31, 2003                     By: /s/ Bruce A. Capra
                                              ----------------------------------
                                              Bruce A. Capra, President and
                                              Chairman of the Board of Directors

                                  CERTIFICATION
                                  -------------

     I, Mr. Scott M. Thornock, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Nicklebys.com, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the fiscal year ended December 31, 2002, covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the fiscal year ended December 31, 2002, presented in this annual report.

     4.   The registrant's  other  certifying  officer and I are responsible for
establishing  and  maintaining   disclosure  controls  and  procedures  for  the
registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   Evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and  procedures as of December 31, 2002 (the  "Evaluation  Date");
     and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

          a. All significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 31, 2003                     By: /s/ Scott M. Thornock
                                              ----------------------------------
                                             Scott M. Thornock, Chief Executive
                                             Officer, Chief Financial Officer,
                                             Secretary and Director

                                  CERTIFICATION

     I, Bruce A. Capra, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Nicklebys.com, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the fiscal year ended December 31, 2002, covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the fiscal year ended December 31, 2002, presented in this annual report.

     4.   The registrant's  other  certifying  officer and I are responsible for
establishing  and  maintaining   disclosure  controls  and  procedures  for  the
registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   Evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and  procedures as of December 31, 2002 (the  "Evaluation  Date");
     and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

          a. All significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 31, 2003                     By: /s/ Bruce A. Capra
                                              ----------------------------------
                                              Bruce A. Capra, President and
                                              Chairman of the Board of Directors

                               NICKLEBYS.COM, INC.

                        Consolidated Financial Statements
                (With Report of Independent Accountants Thereon)

                           December 31, 2002 and 2001

























                           Cordovano and Harvey, P.C.
                          Certified Public Accountants
                                Denver, Colorado

                               NICKLEBYS.COM, INC.
                   Index to Consolidated Financial Statements




                                                                         Page
                                                                         ----

Report of independent accountants..................................      F-2

Consolidated balance sheet at December 31, 2002....................      F-3

Consolidated statements of operations for the years ended
     December 31, 2002 and 2001....................................      F-4

Consolidated statement of changes in shareholders' equity
     for the years ended December 31, 2002 and 2001................      F-5

Consolidated statements of cash flows for the years ended
     December 31, 2002 and 2001....................................      F-6

Notes to consolidated financial Statements.........................      F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Nicklebys.com, Inc.:


We have audited the accompanying consolidated balance sheet of Nicklebys.com, Inc., a Colorado corporation, and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nicklebys.com, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.





Cordovano and Harvey, P.C.
Denver, Colorado
March 28, 2003

                               NICKLEBYS.COM, INC.
                           CONSOLIDATED BALANCE SHEET

                                December 31, 2002


                                     ASSETS

Current assets:
     Cash...............................................................   $       51,065
     Accounts receivable................................................           10,650
     Merchandise inventories, at the lower of cost or market............          218,215
     Prepaid expenses...................................................            1,359
                                                                           ----------------

         Total current assets...........................................          281,289


Property and equipment, net (Note 3)....................................           17,105
Intangible assets, net (Note 3).........................................            1,013
Other assets............................................................            2,184
                                                                           ----------------

                                                                           $      301,591
                                                                           ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade............................................   $        3,129
     Other accrued liabilities..........................................            9,469
                                                                           ----------------

         Total current liabilities......................................           12,598
                                                                           ----------------


Shareholders' equity (Note 5):
     Preferred stock, par value $0.001; 3,000,000 shares authorized;
         -0- shares issued and outstanding..............................             --
     Common stock, par value $0.0001; 30,000,000 shares authorized;
         2,901,011 shares issued and outstanding........................              291
     Additional paid-in capital.........................................        5,160,210
     Outstanding common stock options-1,025,000.........................          106,600
     Retained deficit...................................................       (4,978,108)
                                                                           ----------------

         Total shareholders' equity.....................................          288,993
                                                                           ----------------

                                                                           $      301,591
                                                                           ================








          See accompanying notes to consolidated financial statements.

                               NICKLEBYS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the Years Ended
                                                                                      December 31,
                                                                          ------------------------------------
                                                                                2002                2001
                                                                          ----------------    ----------------
Sales and service revenues:
     Sales of artwork and collectables.................................   $      450,682      $      493,879
     Sales of artwork and collectables, related party (Note 4).........           57,678              17,278
     Commission revenue................................................           19,823              17,513
     Hosting fees......................................................              970               3,455
                                                                          ----------------    ----------------
                                                                                 529,153             532,125

Operating expenses:
     Cost of sales, artwork and collectables (Note 4)..................          321,689             309,210
     Cost of sales, artwork and collectables, related party (Note 4)...           39,221              10,381
     Sales and marketing...............................................           44,137             114,724
     Product development...............................................            5,700              45,918
     Depreciation and amortization.....................................           27,311              28,796
     General and administrative (including non-cash stock-based
         compensation of $-0- and $60,173) (Note 5)....................          241,583             291,278
                                                                          ----------------    ----------------
         Total operating expenses......................................          679,641             800,307
                                                                          ----------------    ----------------

         Loss from operations..........................................         (150,488)           (268,182)

Other income (expense):
     Interest income...................................................            1,364               9,812
     Other income......................................................            3,468                 724
     Interest expense..................................................             (290)                (56)
                                                                          ----------------    ----------------
         Net loss income before income taxes...........................         (145,946)           (257,702)
                                                                          ----------------    ----------------

Provision (benefit) for income taxes (Note 7)..........................             -                   -
                                                                          ----------------    ----------------
         Net loss......................................................   $     (145,946)     $     (257,702)
                                                                          ================    ================

Basic and diluted loss per share.......................................   $        (0.05)     $        (0.10)
                                                                          ================    ================
Weighted average common shares outstanding.............................        2,901,011           2,626,802
                                                                          ================    ================














          See accompanying notes to consolidated financial statements.

                               NICKLEBYS.COM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                 For the Years Ended December 31, 2002 and 2001



                                                         Common Stock
                                                  --------------------------   Additional   Outstanding                    Total
                                                     Nicklebys.com, Inc.        Paid-in     Common Stock    Retained   Shareholders'
                                                     Shares        Amount       Capital       Options       (Deficit)      Equity
                                                  ------------  ------------  ------------  ------------  ------------  ------------

     Balance, January 1, 2001..................     2,901,011           291     5,160,210       106,600    (4,574,460)      692,641

Net loss for the year ended December 31, 2001..          -             -             -             -         (257,702)     (257,702)
                                                  ------------  ------------  ------------  ------------  ------------  ------------

     Balance, December 31, 2001................     2,901,011           291     5,160,210       106,600    (4,832,162)      434,939

Net loss for the year ended December 31, 2002..          -             -             -             -         (145,946)     (145,946)
                                                  ------------  ------------  ------------  ------------  ------------  ------------

     Balance, December 31, 2002................     2,901,011   $       291   $ 5,160,210   $   106,600   $(4,978,108)  $   288,993
                                                  ============  ============  ============  ============  ============  ============



























          See accompanying notes to consolidated financial statements.

                               NICKLEBYS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Years Ended
                                                                                      December 31,
                                                                          ------------------------------------
                                                                                2002                2001
                                                                          ----------------    ----------------

Cash flows from operating activities:
     Net loss..........................................................   $     (145,946)     $     (257,702)
     Transactions not requiring cash:
        Loss on asset disposal.........................................             --                 2,872
        Depreciation and amortization..................................           27,311              28,799
     Changes in working capital items:
        (Increase) decrease in receivables and other current assets....           27,967             (45,937)
     (Decrease) in accounts payable and other
           current liabilities.........................................          (13,802)             (2,600)
                                                                          ----------------    ----------------

            Net cash used in operating activities......................         (104,470)           (274,568)
                                                                          ----------------    ----------------

Cash flows from investing activities:
     Capital expenditures..............................................             (471)            (12,762)
                                                                          ----------------    ----------------

            Net cash used in investing activities......................             (471)            (12,762)
                                                                          ----------------    ----------------

Cash flows from financing activities:
     Net proceeds (repayment) from line of credit......................             (825)                825
                                                                          ----------------    ----------------

            Net cash (used in) provided by financing activities........             (825)                825
                                                                          ----------------    ----------------

            Net change in cash.........................................         (105,766)           (286,505)

Cash, beginning of year................................................          156,831             443,336
                                                                          ----------------    ----------------

            Cash, end of year..........................................   $       51,065      $      156,831
                                                                          ================    ================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest.......................................................   $          290      $           56
                                                                          ================    ================
        Income taxes...................................................   $         --        $         --
                                                                          ================    ================












          See accompanying notes to consolidated financial statements.

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


(1)  NATURE OF OPERATIONS
-------------------------

     The Company
     -----------

     Nicklebys.com, Inc. (the "Company") was incorporated in Colorado in January 1999. The Company conducts live art auctions of its own inventory over the Internet and at designated sites throughout the United States. In addition, the Company retails artwork at its showroom in Wheat Ridge, Colorado and sells consignment artwork for others. In 2002 and 2001, respectively, approximately 80 percent and 52 percent of the Company's revenue was concentrated in auctions conducted over the Internet.

     The Company has two inactive wholly owned subsidiaries, Nickleby's Auction Gallery Ltd. ("NAGL") and Art Exchange, Inc. ("AEI"). NAGL and Art Exchange, Inc. were organized in Colorado on March 16, 1994 and March 15, 1999, respectively.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

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

     Loss per common share
     ---------------------

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of common shares issuable upon the exercise of stock options, are included in diluted net loss per share to the extent such shares are dilutive. As of December 31, 2002 and 2001, there were 2,130,000 and 2,130,000 vested stock options outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

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

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


     Financial instruments and cash equivalents
     ------------------------------------------

     The Company's financial instruments including cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less. However, at December 31, 2002 there were no cash equivalents.

     Concentration  of  credit  risk  arising  from cash  deposits  in excess of
     ---------------------------------------------------------------------------
     insured limits
     --------------

     The Company maintains its cash balances in one financial institution located in Wheat Ridge, Colorado. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2002, the balance was insured.

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

     Product development costs
     -------------------------

     Product development costs include expenses incurred by the Company to maintain, monitor and manage the Company's website. The Company recognizes website development costs, as required by Emerging Issues Task Force ("EITF") Issue No. 00-2, in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair and maintenance of the existing site or the development of website content is included in product development expense in the accompanying consolidated financial statements.

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


     Intangible assets
     -----------------

     Intangible assets are amortized as follows:

          Capitalized website software..................   3 years
          Mailing list..................................   3 years

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

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


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

(3)  BALANCE SHEET COMPONENTS
-----------------------------

     Property and equipment
     ----------------------

     Property and equipment at December 31, 2002, stated at cost, consisted of the following:

     Equipment..................................................   $    38,619
     Vehicles...................................................         3,700
     Software...................................................         1,695
                                                                   ------------
                                                                        44,014
     Less accumulated amortization..............................       (26,909)
                                                                   ------------

                                                                   $    17,105
                                                                   ============

     Intangible assets
     -----------------

     Intangible assets at December 31, 2002, stated at cost, consisted of the following:

     Website software...........................................   $    48,665
     Less accumulated amoritzation..............................       (47,652)
                                                                   ------------

                                                                   $     1,013
                                                                   ============

     Line of Credit
     --------------

     The Company has a line of credit for $5,000, of which $5,000 was unused at December 31, 2002. Advances made on the line of credit carry an average annual interest rate of approximately 5 per cent at December 31, 2002 and may be extended annually with the consent of the financial institution. The line of credit is personally guaranteed by the President of the Company and secured by the Company's cash deposits at the financial institution.

(4)  RELATED PARTY TRANSACTIONS
-------------------------------

     The Company purchases its merchandise inventory from an officer and an affiliate in the normal course of business and reimburses the officer and the affiliate for certain Company expenses. The Company purchased inventory

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


     in the amount of  $132,105  and  $5,610  from the  officer,  and $5,400 and
     $22,771  from  the  affiliate   during  the  years  ended  2002  and  2001,
     respectively.

     The Company conducts business with its affiliates in the normal course of business. The Company recorded revenue in the amount of $57,678 and $17,278 and related cost of sales in the amount of $39,221 and $10,381 from sales transactions with two affiliates during the years ended December 31, 2002 and 2001, respectively.

(5)  SHAREHOLDERS' EQUITY
-------------------------

     Preferred stock
     ---------------

     As provided in its Articles of Incorporation, the Company is authorized, subject to limitations prescribed by Colorado law, for the issuance of preferred stock in one or more series as determined by the Board of Directors. Each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. At December 31, 2002, there were 3,000,000 shares of preferred stock authorized for issuance, and no shares issued and outstanding.

     Common stock
     ------------

     The Company is authorized to issue 30,000,000 shares of $0.0001 par value common stock. At December 31, 2002, there were 2,901,011 shares of common stock issued and outstanding.

     Stock Options
     -------------

     The Company has 2,130,000 options outstanding, including 1,105,000 options issued to officers and employees and 1,025,000 options issued to non-employees. A summary of the status of the Company's stock option awards as of December 31, 2002 and 2001 is presented as follows:

                                                                             Weighted      Weighted Avg
                                                              Number            Avg         Remaining
                  Options                       Number      Exercisable   Exercise Price       Life
--------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2001..........       2,130,000      2,130,000       $0.66          3 years
Granted.................................               -
Exercised...............................               -
Cancelled...............................               -
                                           --------------
Outstanding at December 31, 2001........       2,130,000      2,130,000       $0.66          2 years
Granted.................................               -
Exercised...............................               -
Cancelled...............................               -
                                           --------------
Outstanding at December 31, 2002........       2,130,000      2,130,000       $0.66           1 year
                                           ==============

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


(6)  LEASING ARRANGEMENTS
-------------------------

     The Company maintains a showroom and conducts its administrative operations from leased premises located in Wheat Ridge, Colorado under a non-cancelable lease expiring December 31, 2003. The lease provides for minimum monthly lease payments of $2,184 in 2001, $2,410 in 2002, and $2,272 in 2003 and includes operating expense escalations. For the years ended December 31, 2002 and 2001, rent expense was $28,916 and $26,208, respectively. Minimum annual lease payments for the next year are $27,264.

(7)  INCOME TAXES
-----------------

     A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows for the years ended December 31, 2002 and 2001:

                                                            December 31,
                                                     ---------------------------
                                                         2002           2001
                                                     ------------   ------------

     U.S. statutory federal rate..................        26.92%         34.00%
     State income tax rate........................         3.65%          3.14%
     Net operating loss for which minimal tax
        benefit is currently available............       -30.57%        -37.14%
                                                     ------------   ------------
                                                           0.00%          0.00%
                                                     ============   ============

     Income taxes from operations for the years ended December 31, 2002 and 2001, consisted of the following components: (1) current tax benefit resulting from the net loss before income taxes, and (2) deferred tax expense resulting from the valuation allowance recorded against the deferred tax asset (which is substantially comprised of net operating losses). The amount of valuation allowance, which approximates the current tax benefit, for the years ended December 31, 2002 and 2001 were $44,620 and $201,728, respectively. Net operating loss carryforwards will expire in 2022.

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