Form 10QSB
period 2003-03-31
NICKLEBYS COM INC
filed 2003-05-20
CIK 1077720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2003                 Commission File Number 0-33339
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

                                                                Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.0001 par value                              2,901,011
--------------------------------                    ----------------------------
             Class                                  Number of shares outstanding
                                                          at May 15, 2003



--------------------------------------------------------------------------------
                     This document is comprised of 9 pages.

                               NICKLEBYS.COM, INC.
                                      INDEX


PART I:  FINANCIAL INFORMATION
------------------------------
ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                                                                                                  Page
                                                                                                --------

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet as of March 31, 2003 (unaudited) ..............    3

            Condensed Consolidated Statements of Operations for the Three Months
            Ended March 31, 2003 and 2002 (unaudited) ..........................................    4

            Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2003 and 2002 (unaudited) ..........................................    5

            Notes to Condensed Consolidated Financial Statements (unaudited) ...................    6

Item 2.     Management's Discussion and Analysis................................................    7

                                     Part II

Items 1-6.  Other Information ..................................................................    8

            Signatures .........................................................................    9




















      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 March 31, 2003


                                     ASSETS
                                     ------

Current assets:
     Cash............................................................   $       24,168
     Accounts receivable.............................................            2,692
     Accounts receivable, related party..............................              690
     Merchandise inventories, at the lower of cost or market.........          178,483
     Prepaid expenses................................................            1,751
                                                                        ----------------
         Total current assets........................................          207,784

Property and equipment, net..........................................           15,226
Intangible assets, net...............................................              844
Other assets.........................................................            1,984
                                                                        ----------------
                                                                        $      225,838
                                                                        ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable, trade.........................................   $        4,049
     Other accrued liabilities.......................................            9,462
                                                                        ----------------
         Total current liabilities...................................           13,511
                                                                        ----------------

Shareholders' equity:
     Preferred stock.................................................                -
     Common stock....................................................              291
     Additional paid-in capital......................................        5,160,210
     Outstanding common stock options................................          106,600
     Retained deficit................................................      (5,054,774)
                                                                        ----------------
         Total shareholders' equity..................................          212,327
                                                                        ----------------

                                                                        $      225,838
                                                                        ================










      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                  Three Months Ended
                                                                      March 31,
                                                         ------------------------------------
                                                               2003                2002
                                                         ----------------    ----------------
Sales and service revenues:
     Sales of artwork and collectables................   $      132,341      $      159,954
     Commission revenue...............................              598               3,607
     Appraisal fees...................................                -               1,775
     Hosting fees.....................................               50                   -
                                                         ----------------    ----------------
                                                                132,989             165,336
                                                         ----------------    ----------------

Operating expenses:
     Cost of sales, artwork and collectables..........          113,910             110,142
     Sales and marketing..............................           20,486               8,826
     Product development..............................            1,214               1,192
     Depreciation and amortization....................            2,607               6,724
     General and administrative.......................           71,593              74,198
                                                         ----------------    ----------------
         Total operating expenses.....................          209,810             201,082
                                                         ----------------    ----------------

         Loss from operations.........................          (76,821)            (35,746)

Other income (expense):
     Interest income..................................               94                 573
     Other income.....................................              863                  54
     Interest expense.................................                -                (289)
                                                         ----------------    ----------------
         Net loss income before income taxes..........          (75,864)            (35,408)
                                                         ----------------    ----------------

Provision (benefit) for income taxes..................                -                   -
                                                         ----------------    ----------------
         Net loss.....................................   $      (75,864)     $      (35,408)
                                                         ================    ================

Basic and diluted loss per share......................   $        (0.03)     $        (0.01)
                                                         ================    ================
Weighted average common shares outstanding............        2,901,011           2,901,011
                                                         ================    ================













      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                       Three Months Ended
                                                                           March 31,
                                                              ------------------------------------
                                                                    2003                2002
                                                              ----------------    ----------------

            Net cash (used in) operating activities........   $      (26,897)     $      (15,466)
                                                              ----------------    ----------------

Cash flows from investing activities:
     Capital expenditures..................................                -                (216)
                                                              ----------------    ----------------
            Net cash (used in) investing activities........                -                (216)
                                                              ----------------    ----------------

Cash flows from financing activities:
     Net payment of line of credit.........................                -                (825)
                                                              ----------------    ----------------
            Net cash (used in) financing activities........                -                (825)
                                                              ----------------    ----------------

            Net change in cash.............................          (26,897)            (16,507)

Cash at beginning of period................................           51,065             156,831
                                                              ----------------    ----------------
            Cash at end of period..........................   $       24,168      $      140,324
                                                              ================    ================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest...........................................   $            -      $         (289)
                                                              ================    ================
        Income taxes.......................................   $            -      $            -
                                                              ================    ================




















      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A: Basis of presentation
        ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2002, and should be read in conjunction with the notes thereto.

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

Note B: Related party transactions
        --------------------------

An officer purchases merchandise on behalf of the Company in the normal course of business. The Company purchased merchandise in the amounts of $105,050 and $5,740 from the officer during the three months ended March 31, 2003 and 2002, respectively.

Note C: Income taxes
        ------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Item 2: MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis covers material changes in the financial condition of Nicklebys.com, Inc. ("Company" or "us") since December 31, 2002 and material changes in our results of operations for the three months ended March 31, 2003, as compared to the same period in 2002. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 2002, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations
----------------------

Three Months Ended March 31, 2003, Versus Three Months Ended March 31, 2002
---------------------------------------------------------------------------

We incurred a net loss of $(75,864) ($.03 per share) for the three months ended March 31, 2003, as compared to a net loss of $(35,408) ($.01 per share) for the three months ended March 31, 2002.

Sales revenue decreased approximately 17%, from $159,954 for the three months ended March 31, 2002, to $132,341 for the three months ended March 31, 2003 primarily due to downturn in the economy, in general, and the retail sector, in particular. Our gross margin dropped 17 percent from the year earlier period (31% and 14 for the three months ended March 31, 2002 and 2003, respectively) We have, in many cases, reduced our minimum bid price on internet auctions, which has contributed to the decrease in our gross margin. We expect to report weak sales until such time as general economic trends improve.

General and administrative expenses decreased approximately 27%, from $74,198 for the three months ended March 31, 2002, to $71,593 for the three months ended March 31, 2003 primarily due to office staff reductions. Sales and marketing expenses increased approximately 132%, from $8,826 to $20,486, respectively, for the three months ended March 31, 2002 as compared with the three months ended March 31, 2003. We attended a trade show during the quarter ended March 31, 2003. Product development costs decreased approximately 2%, from $1,192 to $1,214, respectively, for the three months ended March 31, 2003 and 2001, respectively.

Interest income decreased by approximately 84%, from $573 during the three months ended March 31, 2002 to $94 for the three months ended March 31, 2003 because we have used a substantial portion of the proceeds from our private funding to fund operations. These proceeds are held in an interest bearing account.

Financial Condition and Liquidity
---------------------------------

The source of our liquidity is from sales revenue. We have current assets of $207,784 compared with current liabilities of $13,511 as of March 31, 2003. However, included in the current assets are inventories of artwork totalling $178,483 (or 86 percent of current assets).

Our cash decreased by $26,897 (from $51,065 to $24,168) during the three months ended March 31, 2003 as compared with year end. We are reducing our unit markups due to the current economic downturn.

During the first quarter, we noted that sales continue to decline and that decline coincides with the sluggishness in the economy. Since our product is generally considered to be a luxury item, we strongly feel the effects of the most recent economic downturn. However, as the economy rebounds and strengthens, we expect our sales to increase.

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

SIGNATURES
----------


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2003 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                    NICKLEBYS.COM, INC.
                                                    (Registrant)


DATE:    May 20, 2003                               BY: /s/ Scott Thornock
         ------------                                   ------------------------
                                                        Scott Thornock
                                                        President and Treasurer