Form 10QSB
period 2003-06-30
NICKLEBYS COM INC
filed 2003-08-13
CIK 1077720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2003                  Commission File Number 0-33339
                   -------------                                         -------


                               NICKLEBYS.COM, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


           COLORADO                                              84-1494708
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


12441 West 49th St., Suite One, Wheat Ridge, Colorado                  80033
-----------------------------------------------------                  -----
(Address of principal executive offices)                             (Zip code)

                                 (303) 425-0607
                                 --------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes X    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.0001 par value                              2,901,011
-------------------------------                     ----------------------------
             Class                                  Number of shares outstanding
                                                         at August 12, 2003



--------------------------------------------------------------------------------
                     This document is comprised of 12 pages.

PART I -FINANCIAL INFORMATION
-----------------------------

ITEM I FINANCIAL STATEMENTS
---------------------------



                               NICKLEBYS.COM, INC.
                               -------------------
                                                                         Page
                                                                      ----------

            Condensed Consolidated Balance Sheet as of
            June 30, 2003 (unaudited) ..............................      3

            Condensed Consolidated Statements of Operations
            for the Three and Six Months Ended June 30, 2003
            and 2002 (unaudited) ...................................      4

            Condensed Consolidated Statements of Cash Flows
            for the Three and Six Months Ended June 30, 2003
            and 2002 (unaudited)....................................      5

            Notes to Condensed Consolidated Financial Statements
            (unaudited) ............................................      6

Item 2.     Management's Discussion and Analysis or Plan of
            Operation ..............................................      7

Item 3.     Controls and Procedures.................................      8

                                     Part II

Items 1-6.  Other Information ......................................      8

            Signatures .............................................     10

            Certifications..........................................     11





















      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                                   (Unaudited)


                                     ASSETS
                                     ------
Current assets:
     Cash...........................................................    $        9,900
     Accounts receivable............................................               200
     Accounts receivable, related party.............................                 -
     Merchandise inventories, at the lower of cost or market........           130,888
     Prepaid expenses...............................................             3,483
                                                                        ----------------
         Total current assets.......................................           144,471

Property and equipment, net.........................................            12,784
Intangible assets, net..............................................               675
Other assets........................................................             2,184
                                                                        ----------------
                                                                        $      160,114
                                                                        ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities.......................    $       12,644
                                                                        ----------------
         Total current liabilities..................................            12,644
                                                                        ----------------

Shareholders' equity:
     Preferred stock................................................                 -
     Common stock...................................................               291
     Additional paid-in capital.....................................         5,160,210
     Outstanding common stock options...............................           106,600
     Retained deficit...............................................        (5,119,631)
                                                                        ----------------
         Total shareholders' equity.................................           147,470
                                                                        ----------------
                                                                        $      160,114
                                                                        ================












      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                   (Unaudited)


                                                               Three Months Ended                      Six Months Ended
                                                                    June 30,                               June 30,
                                                       -----------------------------------    -----------------------------------
                                                             2003               2002                2003               2002
                                                       ----------------   ----------------    ----------------   ----------------

Sales and service revenues:                            $       60,222     $      188,365      $      193,211     $      353,701
                                                       ----------------   ----------------    ----------------   ----------------

Operating expenses:
     Cost of sales, artwork and collectables.......            58,141            144,633             172,051            254,775
     Sales and marketing...........................            11,591                  -              30,427              7,176
     Product development...........................             1,129              1,541               2,343              2,733
     Depreciation and amortization.................             2,622              6,758               5,229             13,482
     General and administrative....................            55,708             64,798             128,951            140,646
                                                       ----------------   ----------------    ----------------   ----------------
        Total operating expenses...................           129,191            217,730             339,001            418,812
                                                       ----------------   ----------------    ----------------   ----------------

        Loss from operations.......................           (68,969)           (29,365)           (145,790)           (65,111)

Other income (expense):
     Interest income...............................                 0                342                  94                915
     Other income..................................                13              1,799                 876              1,853
     Interest expense..............................                 -                  -                   -               (289)
                                                       ----------------   ----------------    ----------------   ----------------
        Net loss income before income taxes........           (68,956)           (27,224)           (144,820)           (62,632)
                                                       ----------------   ----------------    ----------------   ----------------

Provision (benefit) for income taxes...............                 -                  -                   -                  -
                                                       ----------------   ----------------    ----------------   ----------------
        Net loss...................................    $      (68,956)    $      (27,224)     $     (144,820)    $      (62,632)
                                                       ================   ================    ================   ================

Basic and diluted loss per share...................    $        (0.02)    $        (0.01)     $        (0.05)    $        (0.02)
                                                       ================   ================    ================   ================

Weighted average common shares outstanding.........         2,901,011          2,901,011           2,901,011          2,901,011
                                                       ================   ================    ================   ================























      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                                   (Unaudited)


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                        ------------------------------------
                                                                              2003                2002
                                                                        ----------------    ----------------

            Net cash (used in) operating activities.............        $      (40,595)     $     (100,250)
                                                                        ----------------    ----------------

Cash flows from investing activities:
     Capital expenditures.......................................                  (570)                  -
                                                                        ----------------    ----------------
            Net cash (used in) investing activities.............                  (570)                  -
                                                                        ----------------    ----------------

Cash flows from financing activities:
     Repayment of short-term debt...............................                     -                (825)
                                                                        ----------------    ----------------
            Net cash (used in) financing activities.............                     -                (825)
                                                                        ----------------    ----------------

            Net change in cash..................................               (41,165)           (101,075)

Cash at beginning of period.....................................                51,065             156,831
                                                                        ----------------    ----------------
            Cash at end of period...............................        $        9,900      $       55,756
                                                                        ================    ================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest...............................................        $            -      $            -
                                                                        ================    ================
         Income taxes...........................................        $            -      $            -
                                                                        ================    ================

























      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                   (Unaudited)


Note 1: Basis of presentation
        ---------------------

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


Note 2: Related party transactions
        --------------------------

An officer purchases merchandise on behalf of the Company in the normal course of business. The Company purchased merchandise in the amounts of $2,222 and $45,380 from the officer during the three months ended June 30, 2003 and 2002, respectively.


Note 3: Income taxes
        ------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended June 30, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis covers material changes in the financial condition of Nicklebys.com, Inc. ("Company" or "us") since December 31, 2002 and material changes in our results of operations for the three months ended June 30, 2003, as compared to the same period in 2002. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 2002, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations
---------------------

Three Months Ended June 30, 2003, Versus Three Months Ended June 30, 2002
-------------------------------------------------------------------------

We incurred a net loss of $(68,956) ($.02 per share) for the three months ended June 30, 2003, as compared to a net loss of $(27,224) ($.01 per share) for the three months ended June 30, 2002.

Sales revenue decreased from $188,365 for the three months ended June 30, 2002, to $60,222 for the three months ended June 30, 2003 primarily due to downturn in the economy, in general, and the retail sector, in particular. Our gross margin dropped 17 percent from the year earlier period (31% and 14% for the three months ended June 30, 2002 and 2003, respectively) We have, in many cases, reduced our minimum bid price on internet auctions, which has contributed to the decrease in our gross margin. We expect to report weak sales until such time as general economic trends improve.

General and administrative expenses decreased approximately 14%, from $64,798 for the three months ended June 30, 2002, to $55,708 for the three months ended June 30, 2003 primarily due to staff reductions. Sales and marketing expenses increased approximately 100% from $-0- to $11,591, respectively, for the three months ended June 30, 2002 as compared with the three months ended June 30, 2003. We attended a trade show during the quarter ended June 30, 2003. Product development costs decreased approximately 27%, from $1,541 to $1,129, respectively, for the three months ended June 30, 2003 and 2002, respectively.

Interest income decreased by approximately 100%, from $342 during the three months ended June 30, 2002 to $-0- for the three months ended June 30, 2003 because we have used all of the proceeds from our private funding to fund operations. These proceeds were held in an interest bearing account.

Financial Condition and Liquidity
---------------------------------

The source of our liquidity is from sales revenue. We have current assets of $144,471 compared with current liabilities of $12,643 as of June 30, 2003. However, included in the current assets are inventories of artwork totalling $130,888 (or 82 percent of current assets).

Our cash decreased by $41,165 (from $51,065 to $9,900) during the three months ended June 30, 2003 as compared with year end. We are reducing our unit markups due to the current economic downturn.

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

Planned changes to operations
-----------------------------

The Board of Directors has approved a plan whereby we will be managed by a related entity, Company Estate Traders, LLC ("CET"). Effective August 15, 2003, CET will manage our daily activities, including, but limited to, sales, collections, customer service and related matters. In addition, CET will pay all expenses on behalf of the Company. We will pay CET a commission of 30% on all sales as reimbursement for management services.


Item 3.  Controls and Procedures
--------------------------------

     Evaluation of disclosure controls and procedures
     ------------------------------------------------

     We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

     Changes in internal controls
     ----------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


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

Item 6: Exhibits and Reports on Form 8-K

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

SIGNATURES
----------


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended June 30, 2003 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                     NICKLEBYS.COM, INC.
                                                     (Registrant)


DATE:    August 11, 2003                             BY: /s/ Scott Thornock
         ---------------                                 -----------------------
                                                         Scott Thornock
                                                         President and Treasurer

CERTIFICATION
-------------

I, Scott Thornock, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Nicklebys.com, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 11, 2003


/s/ Scott Thornock
-----------------------
Scott Thornock
President and Treasurer

CERTIFICATION
-------------

I, Bruce Capra, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Nicklebys.com, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 11, 2003


/s/ Bruce Capra
-----------------------
Bruce Capra
Chief Financial Officer