Form 10QSB/A
period 2003-03-31
NICKLEBYS COM INC
filed 2003-10-23
CIK 1077720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB/A


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 31, 2003                 Commission File Number 0-33339
                   --------------                                        -------


                               NICKLEBYS.COM, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


           COLORADO                                              84-1494708
           --------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


12441 West 49th Avenue., Suite One, Wheat Ridge, Colorado               80033
----------------------------------------------------------              -----
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

                                EXPLANATORY NOTE

This amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2003, is being filed for the purpose of including Certifications of each of the President and the Chief Financial Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that were inadvertently omitted from the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed on May 20, 2003.





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

Item 3 - Defaults Upon Senior Securities:
               No response required.

Item 4 - Submission of Matters to a Vote of Security Holders:
               No response required.

Item 5 - Other information:
               No response required.

Item 6 - Exhibits and Reports on Form 8-K

     (a). Exhibits:


          1. 31.1: Certification Pursuant to Section 203 of the Sarbanes-Oxley Act of 2002 - CEO

          2. 31.2: Certification Pursuant to Section 203 of the Sarbanes-Oxley Act of 2002 - CFO

          3. 32.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               - CEO

          4. 32.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               - CFO

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







                                                    NICKLEBYS.COM, INC.
                                                    (Registrant)


DATE:    October 23, 2003                           By: /s/ Scott Thornock
         ----------------                               ------------------------
                                                        Scott Thornock
                                                        President and Treasurer