Form 10QSB
period 2003-09-30
NICKLEBYS COM INC
filed 2003-11-26
CIK 1077720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2003             Commission File Number 0-33339
                   ------------------                                    -------


                               NICKLEBYS.COM, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


           COLORADO                                       84-1494708
           --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


7393 West 44th Avenue, Wheat Ridge, Colorado                         80033
--------------------------------------------                         -----
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

12441 West 49th St., Suite One, Wheat Ridge, Colorado                     80033
-----------------------------------------------------                     -----

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             Yes  X    No
                                                                  -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.0001 par value                             2,901,011
---------------------------------                -------------------------------
          Class                                  Number of shares outstanding at
                                                         November 14, 2003



--------------------------------------------------------------------------------
                     This document is comprised of 12 pages.

PART I -FINANCIAL INFORMATION
-----------------------------

ITEM I FINANCIAL STATEMENTS
---------------------------


                               NICKLSBYS.COM, INC.
                               -------------------


                                                                         Page
                                                                       --------

     Condensed Consolidated Balance Sheet as of September 30, 2003
     (unaudited) ..........................................................3

     Condensed Consolidated Statements of Operations for the Three
     and Nine Months Ended September 30, 2003 and 2002 (unaudited).........4

     Condensed Consolidated Statements of Cash Flows for the Three
     and Nine Months Ended September 30, 2003 and 2002 (unaudited).........5

     Notes to Condensed Consolidated Financial Statements (unaudited) .....6

Item 2.  Management's Discussion and Analysis or Plan of Operation ........7

Item 3.  Controls and Procedures...........................................8

                                     Part II

Items 1-6.  Other Information .............................................8

            Signatures ...................................................10

            Certifications................................................11
















      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)


                                     ASSETS
                                     ------
Current assets:
     Cash.....................................................  $        1,018
     Accounts receivable......................................               -
     Accounts receivable, related party.......................               -
     Merchandise inventories, at the lower of cost or market..          98,057
     Prepaid expenses.........................................               -
                                                                ----------------
         Total current assets.................................          99,075

Property and equipment, net...................................           8,711
Intangible assets, net........................................             506
Other assets..................................................           2,184
                                                                ----------------
                                                                $      110,476
                                                                ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities.................  $        5,746
                                                                ----------------
         Total current liabilities............................           5,746
                                                                ----------------

Shareholders' equity:
     Preferred stock..........................................               -
     Common stock.............................................             291
     Additional paid-in capital...............................       5,160,997
     Outstanding common stock options.........................         106,600
     Retained deficit.........................................      (5,163,158)
                                                                ----------------
         Total shareholders' equity...........................         104,730
                                                                ----------------
                                                                $      110,476
                                                                ================












      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                          Three Months Ended                   Nine Months Ended
                                                            September 30,                       September 30,
                                                   --------------------------------    --------------------------------
                                                        2003              2002              2003              2002
                                                   --------------    --------------    --------------    --------------

Sales and service revenues:                        $      28,934     $      83,366     $     222,145     $     437,067
                                                   --------------    --------------    --------------    --------------

Operating expenses:
     Cost of sales, artwork and collectables.....         52,575            40,616           224,626           295,391
     Selling and marketing expense...............              -             3,115            39,795            10,291
     Management fee paid to affiliate............          9,368                 -                 -             1,426
     Depreciation and amortization...............          2,469             6,964             7,698            20,446
     General and administrative..................          2,799            66,209           134,093           208,162
                                                   --------------    --------------    --------------    --------------
        Total operating expenses.................         67,211           116,904           406,212           535,716
                                                   --------------    --------------    --------------    --------------

        Loss from operations.....................        (38,277)          (33,538)         (184,067)          (98,649)

Other income (expense):
     Interest income.............................              0               278                94             1,193
     Other income................................         (1,165)            1,201              (289)            3,054
     Interest expense............................              -                 -                 -              (289)
                                                   --------------    --------------    --------------    --------------
        Net loss income before income taxes......        (39,441)          (32,059)         (184,261)          (94,691)
                                                   --------------    --------------    --------------    --------------

Provision (benefit) for income taxes.............              -                 -                 -                 -
                                                   --------------    --------------    --------------    --------------
        Net loss.................................  $     (39,441)    $     (32,059)    $    (184,261)    $     (94,691)
                                                   ==============    ==============    ==============    ==============

Basic and diluted loss per share.................  $       (0.01)            (0.01)    $       (0.06)    $       (0.03)
                                                   ==============    ==============    ==============    ==============
Weighted average common shares outstanding.......      2,901,011         2,901,011         2,901,011         2,901,011
                                                   ==============    ==============    ==============    ==============



















      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                  Nine Months Ended
                                                                    September 30,
                                                           --------------------------------
                                                                2003              2002
                                                           --------------    --------------

            Net cash (used in) operating activities.....   $     (50,047)    $     (94,469)
                                                           --------------    --------------

Cash flows from investing activities:
     Capital expenditures...............................               -                 -
                                                           --------------    --------------
            Net cash (used in) investing activities.....               -                 -
                                                           --------------    --------------

Cash flows from financing activities:
     Repayment of short-term debt.......................               -              (825)
                                                           --------------    --------------
            Net cash (used in) financing activities.....               -              (825)
                                                           --------------    --------------

            Net change in cash..........................         (50,047)          (95,294)

Cash at beginning of period.............................          51,065           156,831
                                                           --------------    --------------
            Cash at end of period.......................   $       1,018     $      61,537
                                                           ==============    ==============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest.......................................   $           -     $           -
                                                           ==============    ==============
         Income taxes...................................   $           -     $           -
                                                           ==============    ==============

















      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                               -------------------

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

Note 2: Related party transactions
        --------------------------

An officer purchases merchandise on behalf of the Company in the normal course of business. The Company purchased merchandise in the amounts of $3,750 and $105,050 from the officer during the three months ended September 30, 2003 and 2002, respectively.

An affiliate also purchases merchandise on behalf of the Company in the normal course of business. The Company purchased merchandise in the amounts of $240 and $-0- from the affiliate during the three months ended September 30, 2003 and 2002, respectively.

Note 3: Income taxes
        ------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended September 30, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Item 2: MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis covers material changes in the financial condition of Nicklebys.com, Inc. ("Company" or "us") since December 31, 2002 and material changes in our results of operations for the nine months ended September 30, 2003, as compared to the same period in 2002. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 2002, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

Special note regarding forward-looking statements
-------------------------------------------------

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Certain statements in this report, including statements of
Nicklebys.com, Inc. ("Nicklebys") and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Condensed Consolidated Financial Statements, contain forward-looking statements relating to the expected capabilities of Nicklebys, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that are outside Nicklebys' and/or management's control. Such forward-looking statements include expressions of belief, expectation, contemplation, estimation and other expressions not relating to historical facts and circumstances.

These forward-looking statements are subject to numerous risks and uncertainties, including the risk that (i) other companies will develop products and services perceived to be superior than the present and proposed products and services of Nicklebys; (ii) the products and services may not be marketed effectively by Nicklebys; (iii) potential customers may find other products and services more suitable for the applications marketed by Nicklebys; (iv) the future outcome of regulatory and litigation matters are not determinable; (v) the assumptions described in this report underlying such forward-looking statements as well as other risks that may cause such statements not to prove accurate. Any projections or estimates herein made assume certain economic and industry conditions and parameters subject to change. Any opinions and/or projections expressed herein are solely those of Nicklebys and are subject to change without notice. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors including those described in the context of such forward-looking statements.

Results of Operations
---------------------

Three Months Ended  September 30, 2003,  Versus Three Months Ended September 30,
--------------------------------------------------------------------------------
2002
----

We have been unable to meet the objectives of our business plan to sell artwork and collectibles via the Internet for the following reasons, among others; (1) undercapitalization, (2) failure to penetrate the Internet market, (3) industry conditions, and (4) general economic conditions. Our cash balance is very low and we are selling product at below cost. During the quarter to which this report relates, we restructured our operations to address our present economic reality. In August 2003, our Board of Directors approved a restructuring plan. By following this plan, we have drastically reduced expenses, terminated all of our employees and engaged a related entity, Company Estate Traders, LLC ("CET") to manage our affairs. We pay CET a commission of 30% on all sales as reimbursement for management services.

We incurred a net loss of $(39,442) ($.01 per share) for the three months ended September 30, 2003, as compared to a net loss of $(32,059) ($.01 per share) for the three months ended September 30, 2002 primarily because of the following:

     1. Sales revenue decreased from $83,366 for the three months ended September 30, 2002, to $28,934 for the three months ended September
          30, 2003 primarily due to the lack of demand for our inventory of artwork and collectibles and our own curtailed operations. Our gross margin dropped 133 percent from the year earlier period (-82% and 51% for the three months ended September 30, 2003 and 2002, respectively). In some cases, we are selling merchandise at below cost. We expect to continue to sell certain products at below coast for the foreseeable future.

     2. General and administrative expenses decreased from $66,209 for the three months ended June 30, 2002, to $2,799 for the three months ended September 30, 2003 primarily due to the cost reduction plan resulting from the restructuring of our operations.

     3. Sales and marketing expenses decreased from $3,115 to $-0- for the three months ended June 30, 2002 as compared with the three months ended September 30, 2003. We currently pay CET a sales commission which we classify as management fees in the accompanying condensed financial statements.

Financial Condition and Liquidity
---------------------------------

Operations are the source of our liquidity. However, due to operating losses, our cash balance has decreased from $51,065 to $1,018 since year-end. We have current assets of $99,075 compared with current liabilities of $5,746 as of September 30, 2003. However, included in the current assets are inventories of artwork and collectibles totalling $98,057 (or 98 percent of current assets). We are no longer purchasing inventory and we plan to reduce the carrying value of our inventory to net realizable value (defined here as current market) as of December 31, 2003, the date of our annual physical inventory count. We are current on our obligations as of September 30, 2003. We have no plans to file bankruptcy or close our doors. However, we are currently studying several alternative courses of action.

Item 3. Controls and Procedures
        -----------------------

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

Item 6 - Exhibits and Reports on Form 8-K

     (a). Exhibits:

          1. 31.1: Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-oxley Act of 2002
               - CEO
          2. 31.2: Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-oxley Act of 2002
               - CFO
          3. 32.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               - CEO
          4. 32.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               - CFO

     (b). We did not file any reports on Form 8-K during the period covered by this report.

SIGNATURES
----------


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended September 30, 2003 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                  NICKLEBYS.COM, INC.
                                                 (Registrant)


DATE:    November 25, 2003                        BY: /s/ Scott Thornock
         -----------------                           ------------------------
                                                     Scott Thornock
                                                     President and Treasurer