Form 10KSB
period 2003-12-31
NICKLEBYS COM INC
filed 2004-04-14
CIK 1077720

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB
                                   -----------

                                   (Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    -------------------



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

    7393 West 44th Avenue, Suite #1
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

                         Common Stock, $.0001 par value
                         ------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $230,450.

Of the 2,901,011 shares of voting stock of the registrant issued and outstanding as of March 31, 2003, 1,073,706 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]


                                     PART I
                                     ------

Item 1.  Description of Business.
--------------------------------

(a)  Business Development.
     --------------------

Inventory of Fine Art, Antiques and Collectibles
------------------------------------------------

Our web site on the Internet located at http://www.nicklebys.com features a wide variety of fine art, antiques and collectibles. At December 31, 2003, our inventory was valued, at the lower of cost or market, at approximately $66,799. These items are located at our showroom in Wheat Ridge, Colorado, and include, as of the date of this report, the following:

o    Italian oil paintings;

o    Contemporary artworks;

o    Modern masters;

o    Original paintings;

o    Antique art;

o    Southwest art;

o    Art books;

o    Sculpture;

o    Antiques/collectibles;

o    Jewelry;

o    Decorative art; and

o    Wholesale items.

The Italian oil paintings comprise a collection of original, fine oil paintings from six prominent, contemporary, Italian artists, including Nino, , Radolfo Tonin, , Maria Luisa Liberti, Antonio Iannicelli, Giacomo Natali, Raffandre, Antonio Sannino, Farina, Flores, Antonio Gravina, Ferruccio Marinosci, Temistocle Scola and Angelo Romby. These artists represent a number of Italian cities, including, among others, Napoli, Venice, Naples and Bergamo. Each piece comes with a biography of the artist, a full color photograph, a certificate of authenticity and an appraisal. Our inventory of contemporary works of art includes serigraphs, etchings, lithographs, mezzotints, engravings and other contemporary artworks from the 1950's to the present. The artists represented include, among many others, Alvar, Thomas McKnight, Steve Bloom, Neal Doty, Robert Katona, Peter Max, Bill Mack, G.H. Rothe, Claude Pissarro and Leroy Neiman. Our collection of modern masters is comprised of artworks, including woodcuts, serigraphs and pastels, by six of the most significant artists of the 20th century, including Picasso, Miro, Chagall, Salvador Dali, Claude Pissarro and Paule'mile Pissarro. Our inventory of original paintings includes oils, acrylics and watercolors by artists throughout the world. A few of the many artists represented include Robert Katona, Alexander Sheversky, Katia Pissarro and Frank Howell.

The antique art inventory includes oil paintings, etchings, photogravure, lithographs, drawings, engravings, collotypes, monoprints and other items dating back to the 18th century by artists, including, among others, Arthur W. Hall, Henri de Toulouse Lautrec, Rembrandt, Cora Smith and Pierre-Auguste Renoir. Our southwest art collection includes original oil and acrylic paintings, lithographs, serigraphs and bronze sculptures from prominent Native American and southwest artists, including, but not limited to, Earl Biss, Frank Howell, Larry Fodor, B.C. Nowlin, Frederick Remington and Robert Katona. We offer new and used fine art books and catalogue raisonne of works of art by, among others, Fernando Botero, Edgar Degas, Eyvind Earle, John Kelly, Michelangelo, Jean-Francois Millet, Claude Monet, Leroy Neiman, Rembrandt and Vincent Van Gogh.

Our new and antique sculpture collection includes bronze, silver, gold, spelter and/or marble sculptures from traditional to avant garde by artists such as, Mayer, Charles Bragg and Torriane. Our collection of antiques, artifacts and collectibles includes, without limitation, lithographs, silk screens, leaded windows, busts, vases, urns, jars, plates, clocks, furniture, figurines, carvings and pottery. We offer a limited selection of fine gold, platinum, sterling silver, diamond and other jewelry, including rings, earrings, bracelets and pendants. Our decorative art pieces include, primarily, crystal compotes, glassware, screens, figurines and vases. The "wholesale" items that we offer include limited edition prints, posters and reproductions available at wholesale prices from artists such as Larry Fodor, Earl Biss, G.H. Rothe, Robert Katona, Louis Icart, Bill Mack and Maxfield Parrish.

The sources for our inventory include, among others, estates, private parties, collectors and publishers. We have sold a limited number of items online that were consigned to us from the personal collections of our executive officers, including Messrs. Scott M. Thornock and Bruce A. Capra, and others. We reimbursed Mr. Thornock the sums of $48,805 and $132,105 for artwork he purchased on our behalf for the 2003 and 2002 fiscal years, respectively.

Online Auctions
---------------

As a small online/live auction house, we are dedicated to serving the fine art, antique and/or collectible enthusiast with a wide variety of products featured on our web site located at http://www.nicklebys.com, expert information and superior customer service. We seek to exceed the more limited selections of products offered by art galleries, art and/or antique brokers and dealers, antique stores, auction houses and others. We believe that we are able to exceed the collections of many of these traditional stores because we are not limited with respect to display and storage area. We strive to provide customers with a convenient, one-stop shopping experience by providing an organized, logical and customer-friendly Internet site designed in an attractive manner so as to capture and maintain the interest of most visitors. The site is organized such that there are thirteen separate "auction rooms." A high-resolution photograph of each available item, together with a detailed description of the item, its dimensions, condition and availability, a picture and/or a biography of the artist, the technology of production, the mounting, whether the item is signed, the identity and location of the publisher and other relevant information, are displayed in each room. We conduct an auction online in each auction room in real time and on a continuous basis; i.e., twenty-four hours per day, seven days per week. At any one time, a minimum of approximately 400 items of fine art, antiques and collectibles are available to be purchased by bidding in the auction conducted in each room. Each item is offered for bid, on average, for a period of seven to fourteen days. Our auction site is interactive. Each bidder who desires to purchase an item is required to enter his bid online in the manner directed under the caption "Register." The bidder is notified if his bid is surpassed by the bid of another bidder, and he is given sufficient time to enter a new bid. At any one time, information such as the highest bid and the time remaining to bid, is available to all bidders and site visitors. Upon our acceptance of the final bid, the highest bidder is notified of our acceptance of his bid. Detailed instructions are available on our site to enable the bidder to consummate the purchase transaction with as much ease and simplicity as is possible. Payment arrangements can be made using credit cards and escrow accounts. We have implemented security measures, including, among others, layering, locking, encryption and firewalls, in order to secure, to our best ability as of the date of this report, the commercial transactions conducted on our web site.

We have an alliance with eBay, Inc., the largest existing auction house and online retailer, which gives us a major presence on eBay's home page on the Internet. A detailed description of our alliance with eBay appears below under "- Marketing - eBay, Inc."

We attract and retain customers by emphasizing the following key factors:

Extensive Product Selection Enables One-Stop-Shopping. We provide consumers with one-stop-shopping for their fine art, antique and collectible needs, with delivery direct to their door. We offer a broad selection of products that we expect to transcend the limited selections of many art galleries, art and/or antique brokers and dealers, antique stores, auction houses and others. However, our ability to provide a selection of products that exceeds the selection offered by the aforementioned sellers is limited by the fact that we do not have extensive assets and we have realized substantial net losses since our inception. Our online business model enables us to aggregate a diverse product selection that is not generally found in a single retail outlet and dynamically change our product mix to meet consumer needs and interests.

Expert Information. Accompanying each piece featured on the web site is a detailed description of the type of item, the title or caption of the item and its dimensions, condition and availability. If the piece is an original, a description of the original work, the technology of production, the mounting, whether the item is signed and the identity and location of the publisher are also included. Accompanying each print reproduction is a description of the paper on which it is printed together with information on whether the print is signed or numbered. In this manner, we tightly integrate broad product selection with highly relevant content, providing consumers with the information they need to make informed purchase decisions.

Superior Shopping Experience. We believe that we provide an intuitive, easy-to-use web site, offering extensive product selection supported by tightly integrated, relevant resource information. Each product presentation is supported by a high-resolution photograph of the item available for sale on our web site.

Quality Customer Service. The typical online shopping experience begins with the search for products that meet specific needs, including the online ordering process and extends through product delivery and post-purchase support. We believe that the ability to accurately fulfill orders, ship products quickly to a customer's door or efficiently handle customer inquiries is as important to customer satisfaction as product selection. As of the date of this report, our in-house customer service operation is limited to two employees, one part time and one full time.

Money-Back Guarantee and Guarantee of Authenticity.
---------------------------------------------------

Unlike other competitors, most of whose inventory is limited exclusively or primarily to items offered on consignment, we guarantee the authenticity of each piece we sell with a written appraisal of the value of the item at the time of purchase. Mr. Capra is a certified personal property appraiser and a member of the Certified Appraisers Guild of America. He examines each item sold to ensure its authenticity and provide a written appraisal of value. Furthermore, we provide each customer with a fourteen-day, money-back guarantee permitting the return of the item within fourteen days if the customer is not satisfied with its genuineness or authenticity, or for any other reason.

Further, the traffic on our Internet site from new visitors decreased as we sold exclusively on eBay during the year ended December 31, 2003, as compared to the year ended December 31, 2002.

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

Retail Sales
------------

In June 2003, we moved our retail showroom from 12441 West 49th Avenue, Suite One, Wheat Ridge, Colorado 80033, to 7393 W. 44th Avenue, Wheat Ridge, CO 80033. We exhibit all of the items of fine art, antiques and collectibles that are available on our Internet site in the showroom. Additionally, we display certain pieces in the showroom and not on the Internet if they are being held for a live auction or if we believe that the items will command a significantly higher price if they are held for a longer period of time. Retail sales have declined since our inception because of our increasing emphasis on online sales.

Marketing
---------

We rely on Estate Traders, LLC for all of our promotion, marketing and advertising. In addition, we have a strategic alliance with eBay, Inc., the largest existing auction house and online retailer, which gives us a major presence on eBay's home page on the Internet. In order to be listed on eBay's home page, the listed dealer or auction house must meet certain minimum standards, including, among others: (i) a minimum three-year business history;
(ii) recognition by peers as an expert in the field; and (iii) the provision of a fourteen-day, money-back guarantee. As of the date of this report, we average eighty-three pieces listed per month on eBay. The items we list are not also displayed on our web site.

Our agreement with eBay is verbal, with no duration and no material termination provisions. We pay eBay a commission on the sale of each item listed on eBay equivalent to twenty per cent of the sale price. We have realized approximately $99,000, $275,165 and $111,374 in revenue from our strategic alliance with eBay during the year ended December 31, 2003, 2002, and the year ended December 31, 2001, respectively. These amounts represent the gross sales price of merchandise sold on eBay during each year, less, for 2002, the total sales commissions we paid eBay on a monthly basis and, for 2001, the total listing fees and sales commissions paid eBay monthly. All funds received for items sold on eBay are collected from the purchaser. We do not receive any funds from eBay for sales of merchandise listed on eBay.

Our status with eBay entitles us, commencing April 1, 2002, to reduce our listing fees from $10 to $5 per item and take advantage of other benefits and resources, including a retail storefront presence, the branding and the look and feel of the Nicklebys.com web site on eBay and the ability of visitors to link back and forth between our site and eBay's site. Additionally, we are featured on the eBay home page with a direct link to our auction listings and in the eBay newsletter every other month. In addition, we have the right to run up to four promotions on the eBay web site that are featured on the eBay home page and on the core pages.

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

Employees
---------

As of the date of this report, we employ one individual. Our part-time personnel include Mr. Bruce A. Capra, our President and Chairman, whose primary responsibilities include photography, listing and shipping. Messrs. Capra serves in the identical positions with our two wholly-owned subsidiaries, Nickleby's Auction Gallery and Art Exchange, in which they serve with us. Mr. Capra, as a result of his experience and expertise in dealing in art, antiques and collectibles is a key of our business success. We would have difficulty replacing the experience and expertise of Mr. Capra.

For his services, Mr. Capra has received, from March 1999 to May 2003, a salary of $60,000 per annum in addition to medical insurance benefits under a group medical insurance benefits plan. Our Chief Executive Officer, Mr. Scott Thornock, has received no cash compensation for his services except medical insurance benefits under the group plan commencing March 1999 and ending May 2003. No other cash compensation has been awarded to, earned by or paid to either Mr. Capra or Mr. Thornock since our organization for all services each individual has performed in all capacities for Nicklebys.com and our subsidiaries. From June 2003 through December 2003, neither Mr. Capra nor Mr. Thornock received any cash compensation, whatsoever. These compensation arrangements are expected to continue for the foreseeable future.

Except for Mr. Capra, who devotes part-time to Nicklebys.com and our subsidiaries, our executive officers and directors plan to devote only such time to the business and affairs of Nicklebys.com and/or our subsidiary companies that each deems necessary. Presently, Mr. Thornock regularly devotes a minimal number of hours per month to the business and affairs of Nicklebys.com, Nickleby's Auction Gallery and/or Art Exchange. Mr. Thornock's time commitment is not expected to increase for the foreseeable future.

No employee is represented by a labor union. We have never had a strike or lockout and consider our employee relations to be good.

Item 2.  Description of Property.
---------------------------------

Our executive offices and art showroom are located at 7393 44th Avenue, Suite One, Wheat Ridge, Colorado 80033. The facility, a storefront location comprised of approximately 1,500 square feet, is leased from Estate Traders, LLC at a base rental rate included in the commission fee we receive. The term of the lease is month-to-month. The space is expected to be adequate to meet our foreseeable future needs in the Denver, Colorado, metropolitan area. Our telephone and facsimile numbers are (303) 425-0607 and (303) 940-2559, respectively. The telephone and facsimile numbers for Nickleby's Auction Gallery and Art Exchange are identical to those of Nicklebys.com.


Item 3. Legal Proceedings.
--------------------------

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


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2003, covered by this report, to a vote of our shareholders, through our solicitation of proxies or otherwise.


PART II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

(a)  Market Information, Holders and Dividends.
     ------------------------------------------

(i)  Market Information.
     -------------------

There has been no established public trading market for the common stock since our inception on January 13, 1999. We have 2,130,000 shares of common stock subject to outstanding options exercisable to purchase common stock. All of our 2,901,011 shares of common stock could be sold pursuant to Rule 144 under the Securities Act of 1933.

(ii) Holders.
     --------

As of the date of this report, we have approximately 147 shareholders of record of our 2,901,011 outstanding shares of common stock.

(iii) Dividends.
      ----------

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

(b)  Recent Sales of Unregistered Securities.
     ----------------------------------------

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

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

FORWARD LOOKING STATEMENTS
--------------------------

This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend," "plan" and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading "Risk Factors That May Affect Results of Operations and Financial Condition` below, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

Please read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the Consolidated
Financial Statements and the related notes that appear elsewhere in this document.

Executive Overview
------------------
We developed an Internet-based auction in which buyers are provided an entertaining, intuitive, easy-to-use environment to browse and buy a variety of artwork and collectibles. We launched a second Internet-based auction in order to enable other art galleries, showrooms, antique dealers, designers, art service providers and related businesses to take advantage of our interactive auction and other technologies and web traffic. However, due to continued losses resulting from general economic conditions, undercapitalization, the newness of the Internet and other factors, we are winding down operations.

We derive our revenue primarily from the conduct of interactive auctions of our own inventory of fine art, antiques and collectibles over the Internet. We derive 54 percent of our revenues from Internet sales. We also market and sell fine art, antiques and collectibles to, among others, galleries, designers and antique dealers nationwide on a retail basis from our showroom located in Wheat Ridge, Colorado, and at selected art shows hosted with other retailers. Retail sales from our showroom and at selected art shows account for approximately 39% of our revenues. Additionally, we promote unique contemporary and antique artists by consignments to retail galleries throughout the United States that, in turn, promote the artists to their clientele. We derive approximately 7% of our revenues from these consignments. We have two subsidiary corporations; Nicklebys Auction Gallery Ltd. and Art Exchange, Inc. Our historical financial statements reflect the impact of these two business combinations that have been accounted for as acquisitions of businesses under common control.

The following discussion and analysis covers material changes in our financial condition since December 31, 2002, and material changes in our results of operations for the year ended December 31, 2003, as compared to the year ended December 31, 2002 and material changes in our results of operations for the year ended December 31, 2002, as compared to the year ended December 31, 2001.

Our Results of Operations
-------------------------

Operating policies:
-------------------
     o Sales and marketing expenses consist primarily of advertising, tradeshow and other promotional costs.
     o Product development expenses consist primarily of employee compensation and payments to outside contractors.
     o General and administrative expenses consist primarily of employee compensation, provision for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations and in 2003, an impairment loss.
     o Interest and other income, net consists of interest earned on cash, cash equivalents and investments as well as other miscellaneous non-operating transactions.
     o    Interest   expense   consists  of  interest  charges  on  credit  card
          purchases.

Year Ended December 31, 2003, Versus Year Ended December 31, 2002
-----------------------------------------------------------------
We incurred a net loss of $(230,127) ($.08 per share) for the year ended December 31, 2003, as compared to a net loss of $(145,946) ($.05 per share) for the year ended December 31, 2002.

Sales and service revenues decreased approximately 57% from $508,360 for the year ended December 31, 2002, to $227,409 for the year ended December 31, 2003, primarily because of softness in the economy, in general, and the retail sector, in particular. Our gross margin decreased 37% from the prior year (32% and -5% for the year ended December 31, 2003 and 2002, respectively). We have, in isolated cases, reduced our minimum bid price in Internet auctions, which has contributed to the decrease in our gross margin. We expect to report weak sales until such time as general economic trends improve.

The revenues we anticipated from our artRx.com project did not materialize and we terminated the project in December 2002. We attribute the substantial decline in interest in artRx.com from the initial launch of the site in March 2001 to the effects of competition and our lack of capital to further develop the program.

General and administrative expenses decreased approximately 37%, from $241,583 for the year ended December 31, 2002, to $158,926 for the year ended December 31, 2003, primarily because of staff reductions and curtailed operations. Sales and marketing expenses increased approximately 34%, from $44,137 to $51,963, respectively, for the year ended December 31, 2002, as compared to the year ended December 31, 2003 due to an increase in freight out costs. Product development costs decreased from $5,700 to $-0- for the year ended December 31, 2002, and 2003, respectively. The decrease is because we are no longer incurring salaries and other costs attributable to the artRx.com project.

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

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to net operating losses for which we have not provided a benefit and other factors that increase the effective tax rate.

Critical Accounting Policies, Judgments and Estimates
-----------------------------------------------------
The preparation of our Consolidated Financial Statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the
Consolidated Financial Statements. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our Consolidated Financial Statements and other disclosures included in this report.

Estimate of Our Inventory's Lower of Cost or Market
---------------------------------------------------
We estimate known losses in our inventory, although not actually evidenced by a transaction, and recognize them in the period of occurrence.

Estimate of Our Property and Equipment's Net Realizable Value
-------------------------------------------------------------
During 2003 we recorded an impairment charge totaling $6,275 as a result of a review of our operational assets conducted by management. We estimated these impairment losses because of a significant change in the extent or manner in which the assets are used. The loss reflects a reduction in the service lives of equipment no longer used in day-to-day operations. We charged the impairment loss to general and administrative expenses.

Risk Factors That May Affect Results of Operations and Financial Condition
--------------------------------------------------------------------------
The risks and uncertainties described below are not the only ones Nicklebys.com, Inc. faces. Other events that we do not currently anticipate or that we currently deem immaterial also may impair our business operations.

Our operating results may fluctuate
-----------------------------------
Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following:

     o Volume, size, timing, and completion rate of transactions on our website;
     o    our ability to keep our website operational at a reasonable cost;
     o    the results of regulatory decisions that affect us;
     o    technical difficulties or service interruptions involving our website;
          and
     o    the actions of our competitors.

Our limited operating history and the increased variety of services offered on our websites make it difficult for us to forecast the level or source of our revenues or earnings accurately. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and substantially all of our net revenues each quarter come from transactions involving sales or payments during that quarter. Due to the inherent difficulty in forecasting revenues it is also difficult to forecast income statement expenses as a percentage of net revenues.

Our business may be subject to sales and other taxes.
-----------------------------------------------------
We do not collect sales or other similar taxes on goods or services sold via the Internet. One or more states or any foreign country may seek to impose sales, use, or value-added tax collection or record-keeping obligations on companies such as Nicklebys.com, Inc. that engage in or facilitate online commerce. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities.

Our auction  business  may be subject to  regulation  which could  require us to
--------------------------------------------------------------------------------
modify our business practices.
------------------------------
Numerous states and foreign jurisdictions have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. Several states and some foreign jurisdictions have attempted, and may attempt in the future, to impose such regulations upon us or our customers, which could harm our business.

We are subject to regulations relating to consumer privacy.
-----------------------------------------------------------
Several domestic jurisdictions have proposed, and California, Minnesota, Utah, and Vermont have recently passed, legislation that would limit the uses of personal user information gathered online or offline.

New and existing regulations could harm our business.
-----------------------------------------------------
We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at all levels of government around the world and it is possible that such laws and regulations will be adopted. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the

Internet, such as the U.S. Digital Millennium Copyright Act and the European Union's (E.U.) Directive on Distance Selling and Electronic Commerce have only recently begun to be interpreted by the courts, so their applicability and scope remain somewhat uncertain.

Our business is subject to online commerce security risks.
----------------------------------------------------------
To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Our security measures may not prevent security breaches that could harm our business. Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, and we have experienced "denial-of-service" type attacks on our system that have made all or portions of our websites unavailable for periods of time.

System failures could harm our business.
----------------------------------------
Any interruption in the availability of our website may reduce our revenues and profits, and our future revenues and profits could be harmed if our users believe that our system is unreliable. Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events. We have experienced system failures from time to time.

Our stock price, when we begin trading, may be extremely volatile.
------------------------------------------------------------------
Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

     o    actual or anticipated variations in our quarterly operating results;
     o announcements of technological innovations or new services by us or our competitors;
     o    initiation of or developments in litigation affecting us;
     o    conditions or trends in the Internet and online commerce industries;
     o    Changes in the market valuations of other Internet companies;
     o    developments in regulation; and
     o    Sales of our common stock or other securities in the open market.

Our industry is intensely competitive.
--------------------------------------
We currently or potentially compete with a number of companies providing both particular categories of goods and broader ranges of goods. The Internet provides new, rapidly evolving and intensely competitive channels for the sale of all types of goods. We expect competition to intensify in the future. The barriers to entry into these channels are relatively low, and current offline and new competitors can easily launch online sites at a nominal cost using commercially available software or partnering with any one of a number of successful electronic commerce companies. We face competition from local, regional, and national specialty retailers and exchanges in each of our categories of products. Our competitors include, but are not limited to:

Antiques and Art:  Bonhams &  Butterfields,  Christie's,  Sotheby's,  Ruby Lane,
----------------
Tias, Allposters.com, Artnet, Art.com, Barewalls.com, Guild.com, other regional auction houses, antique and art dealers and galleries, antique and collectible fairs, estate sales.

Collectibles:  Collectiblestoday.com,   Franklin  Mint,  Go  Collect,  Heritage,
------------
Mastronet, Replacements.com, Ruby Lane, Tias, antique and collectible dealers, antique and collectible fairs, flea markets and swap meets, specialty retailers, regional auction houses.

Our Liquidity and Capital Resources
-----------------------------------
Liquidity refers to our ability to generate cash from operations. Capital resources refer to our capital expenditures commitments and plans.

Due to general economic conditions and other factors, we did not generate cash flows from operations within the time frames originally envisioned. In 2003, we decided to abandon our business model, sell off our remaining inventory and to seek other business opportunities. In August 2003, we terminated all employees, relocated to the premise of an affiliate, Estate Traders, LLC, and contracted with the affiliate to operate the Company until substantially all inventory is sold and business operations are terminated. We compensate Estate Traders through a commission arrangement whereby we pay them 30 percent of each sale. We report this commission as general and administrative expenses. The preceding factors affect the comparability of the Company's financial results of operations, cash flows and financial position. In 2003, our cash flows from operations used $50,353 compared with $104,470 in 2002. This improvement resulted from selling down inventories without replacing items sold. This decision resulted in a material change to the level of our inventories of artwork and collectibles. We have available an unused line of credit of $5,000. We have no plans to purchase inventory in the future. Once our inventory is substantially sold off, we will cease operations. We have not completed our future plans at this time. However, we are considering putting ourselves up for sale once our inventory is substantially disposed of. Our Board of Directors has not approved such a plan. If the Board approves such a plan, there is no assurance that we will be successful in locating a suitable buyer.

We have no plans to make capital expenditures and the foreseeable future. Our sources of capital are cash from sales of inventory.


Item 7.  Financial Statements.
------------------------------

The Consolidated Financial Statements of Nicklebys.com, Inc., and Nickleby's Auction Gallery Ltd. and Art Exchange, Inc., our wholly-owned subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants of Cordovano and Honeck, P.C., independent certified public accountants, required by this Item 7. commence on page F-1 and are incorporated herein by this reference. The Consolidated Financial Statements filed as part of this Annual Report on Form 10-KSB are listed in the Index to Financial Statements below:

                                                                          Page
                                                                          ----

     Report of Independent Accountants.................................   F-2

     Consolidated Balance Sheet at December 31, 2003...................   F-3

     Consolidated Statements of Operations for the years ended
        December 31, 2003, and 2002....................................   F-4

     Consolidated Statement of Changes in Shareholders' Equity
        for the years ended December 31, 2003, and 2002................   F-5

     Consolidated Statements of Cash Flows for the years ended
        December 31, 2003, and 2002....................................   F-6

     Notes to Consolidated Financial Statements........................   F-7


Item  8.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
---------------------

Neither Nicklebys.com nor its subsidiary companies had an independent accountant prior to the retention of Cordovano and Honeck, P.C., 201 Steele Street, Suite #300, Denver, Colorado 80206, in November 1999. There has been no change in Nicklebys.com's or our subsidiaries' independent accountant during the period commencing with the retention of Cordovano and Harvey, P.C., through the date of this report.


PART III
--------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act.
---------------------------------------

Executive Officers and Directors
--------------------------------

Set forth below are the names, ages, positions with Nicklebys.com and each of Nickleby's Auction Gallery and Art Exchange, 100%-owned subsidiaries of Nicklebys.com, and business experience of the executive officers and directors of Nicklebys.com and our subsidiaries.


       Name                Age                       Position
----------------------    -----    ---------------------------------------------
Scott M. Thornock           44     Chief Executive Officer, Chief Financial
                                   Officer, Secretary and Director

Bruce A. Capra              50     President and Chairman of the Board of
                                   Directors

Paul J. Zueger              66     Director

Wayne F.J. Yakes, M.D.      50     Director

------------------
*The above-named individuals may be deemed to be "promoters" and "parents" of Nicklebys.com and our subsidiaries, as those terms are defined under the General Rules and Regulations promulgated under the Securities Act of 1933.

General
-------

Directors hold office until the next annual meeting of Nicklebys.com's shareholders and until their respective successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Mr. Capra is employed part-time by Nicklebys.com and Mr. Thornock regularly devotes approximately no hours per month to the business and affairs of Nicklebys.com, Nickleby's Auction Gallery and/or Art Exchange. Messrs. Zueger and Yakes devote such time and effort to the business and affairs of Nicklebys.com and/or our subsidiaries as may be necessary to perform their responsibilities as directors of the companies. Set forth below under "Business Experience" is a description of the business experience of Messrs. Thornock, Capra, Zueger and Yakes.

Family Relationships
--------------------

There are no family relationships between or among the executive officers and directors of Nicklebys.com and our subsidiaries.

Business Experience
-------------------

Scott M. Thornock has approximately sixteen years of experience in the real estate development business and in the management of a number of private and public, start-up companies. He has served as the Chief Executive Officer and a director of Nicklebys.com since October 16, 2000, and as the President, the Chief Financial Officer, the Secretary and a director of Nicklebys.com from the date of our inception on January 13, 1999, through October 16, 2000. He has been the sole owner and managing member of Paragon Real Estate and Development, L.L.C., a Denver, Colorado-based residential real estate development, brokerage and business consulting firm that has performed administrative supervision, financial management and other services for, among others, thirty-five Colorado limited liability companies of which Mr. Thornock has been the founder, the manager and a member, since he founded the company in March 1996. These thirty-five limited liability companies, including Paragon Development I-IV, L.L.C., Paragon Development VI-XII, L.L.C., Paragon Development XIV-XXXV, L.L.C., 32-5, L.L.C., and Paragon Investment Group, I, L.L.C., have raised capital from time-to-time over the past approximately six years for the purposes of acquiring, developing, constructing and/or brokering multi-family, residential properties located in Denver, Boulder, Longmont and Vail, Colorado. Three of these companies are operating currently. Mr. Thornock has held a real estate brokers license in the State of Colorado since December 1995. He received a Bachelor of Arts degree in history and a Masters degree in business management from the University of Colorado, Boulder, Colorado, in 1982 and 1994, respectively.

Bruce A. Capra has served as the Chairman of the Board of Directors of Nicklebys.com since its inception on January 13, 1999, and as our President since October 16, 2000. He served as Nicklebys.com's Chief Executive Officer from the date of our organization through October 16, 2000. He was employed, from 1988 until his resignation on February 1999, as the General Manager and the Director of Sales, Marketing and Advertising for American Design, Ltd., an Aurora, Colorado, corporation specializing in the publication of fine art that has twelve retail outlets located in California, Colorado and New Mexico. American Design, which is today recognized as one of the largest wholesale fine art publishing firms in the United States, realized gross revenues of approximately $12,000,000 during its most recent fiscal year. He was the founder and served as the President, a director and the sole owner of Nickleby's Auction Gallery Ltd., Arvada, Colorado, an auction liquidation company specializing in fine art, antiques and collectibles, from 1992 through January 15, 1999, when we purchased the company. Mr. Capra founded and served as the President, from 1981 until the sale of the business in 1988, of Image Tech Inc., Denver, Colorado, a fine art serigraph printing company specializing in printing and publishing fine art and commercial signage and, during Mr. Capra's tenure, printed limited edition fine art prints for internationally known artists such as Andy Warhol, Roy Liechtenstein, Earl Biss and others. Prior to that time, from 1979 through 1982, he owned and operated The Mushroom Gallery, Ltd., an art gallery located in Denver, Colorado. Mr. Capra attended Missouri Auction School in 1988 and is a licensed auctioneer in the states of California, Colorado, Nevada and Texas. He is also a certified personal property appraiser and a member of the Certified Appraisers Guild of America.

Paul J. Zueger has served as a director of Nicklebys.com since September 15, 1999. Since 1972, Mr. Zueger has been the sole shareholder, the President and a director of American Design, Ltd., Aurora, Colorado, a company specializing in the publication of fine art that has twelve retail outlets located in California, Colorado and New Mexico. American Design is today recognized as one of the largest wholesale fine art publishing firms in the United States. Under the auspices of American Design, Mr. Zueger is responsible for having developed a national direct sales force; representing and publishing the artworks of several leading artists; and successfully managing twelve fine art galleries located in three states. In 1989, Mr. Zueger founded and, since that date, has served on the Board of Directors of The Synaptic Corporation, a privately-held biotechnology company with offices in Aurora, Colorado. The Synaptic Corporation is engaged in the manufacture, marketing and distribution of a line of FDA-approved products that uses patented electromedicine techniques in the treatment and management of acute and chronic pain.

Wayne F.J. Yakes, M.D., has served as a director of Nicklebys.com since October 16, 2000. Since 1986, Dr. Yakes has specialized in treating vascular malformations using endovascular transcather techniques he pioneered in lieu of open surgery. Since 1986, he has authored numerous medical articles and textbook chapters on the subject. In 1991, he established the Vascular Malformation Center at Swedish Medical Center, Englewood, Colorado, the only organization of its kind, to specialize in the diagnosis and management of vascular anomalies in all anatomic locations. Dr. Yakes presently serves as the Vice President of the International Society for the Study of Vascular Anomalies. His academic appointments include the University of Colorado Health Sciences Center (Denver, Colorado), the University of Michigan Medical School (Ann Arbor, Michigan), Swedish Medical Center (Englewood, Colorado), Porter Memorial Hospital (Denver, Colorado), and Littleton Hospital (Littleton, Colorado). He has served on numerous hospital and national committees during the past five years. Dr. Yakes is a journal reviewer for the Journal of Vascular and Interventional Radiology, the American Journal of Roentgenology and Radiology. He is a member of numerous societies, including, among others, the International Society for The Study of Vascular Anomalies, the American Society of Neuroradiology, the American Society of Interventional and Therapeutic Neuroradiology, the World Federation of Interventional and Therapeutic Neroradiology, and the Western Neroradiological Society. Dr. Yakes received a Bachelor of Arts degree in 1975 from Rice University, Houston, Texas. He received an M.D. degree in 1979 from Creighton University School of Medicine, Omaha, Nebraska.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of Posteralley.com on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, Messrs. Thornock and Capra, our executive officers, directors and greater than 10% beneficial owners of our common stock, have complied with Section 16(a) filing requirements applicable to them during our fiscal year ended December 31, 2003.


Item 10.  Executive Compensation.
---------------------------------

The following table sets forth information concerning the compensation of our executive officers, including the dollar value of base salary and/or other annual compensation earned, and the number of securities underlying stock options granted, during the 2003, the 2002 and the 2001 fiscal years.


                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                   Long Term Compensation
                       Annual Compensation                 Awards
                     -----------------------  --------------------------------
  (a)         (b)       (c)         (d)            (e)              (f)
Name and                        Other Annual    Restricted       Securities
Principal                       Compensation  Stock Award(s)     Underlying
Position      Year   Salary($)       ($)           ($)        Options/SAR's(#)
------------------------------------------------------------------------------

Scott M.      2003    $  -0-        $890*         $ -0-             -0-
Thornock,     2002    $  -0-        $2,554*       $ -0-             -0-
Chief         2001    $  -0-        $2,554*       $ -0-             -0-
Executive
Officer,
Chief
Financial
Officer and
Secretary

Bruce         2003    $25,000       $3,000*       $ -0-            -0-
A. Capra,     2002    $60,000       $4,945*       $ -0-            -0-
President     2001    $60,000       $4,945*       $ -0-            -0-
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


Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters.
----------------------------

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2004, by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director of Nicklebys.com and our subsidiaries and all executive officers and directors of Nicklebys.com and our subsidiaries as a group. Under the General Rules and Regulations of the U.S. Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned.

                                           Shares           Percentage
                                        Beneficially            of
         Beneficial Owner                 Owned (1)          Class (2)
------------------------------------   ---------------   -----------------

Bruce A. Capra (3) (4)                  1,002,316 (5)          19.92%
6343 Umber Circle
Golden, Colorado  80403

Scott M. Thornock (3) (4)                 909,316 (6)          18.07%
650 South Cherry Street, Suite #310
Denver, Colorado  80246

Entrepreneur Investments LLC (7)          732,500 (8)          14.56%
1869 West Littleton Boulevard
Littleton, Colorado  80120

The Zueger Family Trust (9)               306,056 (10)          6.08%
3177 South Parker Road
Aurora, Colorado  80014

Paul J. Zueger (4)                        519,966 (11)         10.34%
3177 South Parker Road
Aurora, Colorado  80014

Wayne F.J. Yakes, M.D. (4)                 80,000               1.60%
1800 East Green Oaks Drive
Littleton, Colorado  80121

All executive officers and directors    2,276,098              45.23%
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

(11) Includes 285,000 shares of common stock issuable upon the exercise of options exercisable through December 29, 2004, at an exercise price of $.66 per share, including 111,692 shares issuable to Mr. Zueger and 173,308 shares issuable to The Zueger Family Trust, and 132,748 shares owned by the trust.

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

                      Equity Compensation Plan Information
                      ------------------------------------

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
plans not approved
by shareholders


Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

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


Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

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

14.1      Nicklebys.com, Inc., Company Code of Ethics Statement.

31.1 Certification of Scott M. Thornock, Chief Executive Officer, Chief Financial Officer, Secretary and Director, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Bruce A. Capra, President and Chairman of the Board of Directors, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Bruce A. Capra, President and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Scott M. Thornock, Chief Executive Officer, Chief Financial Officer, Secretary and Director, pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Item 14.  Controls and Procedures.
----------------------------------

(a)  Evaluation of disclosure controls and procedures.
     -------------------------------------------------

Our Chief Executive Officer/Chief Financial Officer/Secretary and President/Chairman of the Board of Directors have concluded that our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Act of 1934, based on their evaluation of these controls and procedures as of December 31, 2003, are effective and that there are no significant deficiencies or material weaknesses in these disclosure controls and procedures.

(b)  Changes in internal controls.
     -----------------------------

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Item 15.  Principal Accountant Fees and Services
------------------------------------------------

Audit Fee
---------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Nicklebys' annual financial statement and review of financial statements included in Form 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $ 14,750 for fiscal year ended 2002 and $ 9,500 for fiscal year ended 2003.

Audit-Related Fees
------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Nicklebys' financial statements that are not reported above were $ -0- for fiscal year ended 2002, and $-0- for fiscal year ended 2003.

Tax Fees
--------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $-0- for fiscal year ended 2002 and $ -0- for fiscal year ended 2003.

All Other Fees
--------------

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ -0- for fiscal year ended 2002 and $ -0- for fiscal year ended 2003.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.


                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NICKLEBYS.COM, INC.
                               -------------------

Date:  April 13, 2004                      By:  /s/ Scott M. Thornock
                                              ----------------------------------
                                              Scott M. Thornock, Chief Executive
                                              Officer, Chief Financial Officer
                                              and Secretary


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 13, 2004                      By:  /s/ Scott M. Thornock
                                              ----------------------------------
                                              Scott M. Thornock, Chief Executive
                                              Officer, Chief Financial Officer,
                                              Secretary and Director


Date:  April 13, 2004                      By:  /s/ Bruce A. Capra
                                              ----------------------------------
                                              Bruce A. Capra, President and
                                              Chairman of the Board of Directors

                               NICKLEBYS.COM, INC.

                        Consolidated Financial Statements
                (With Report of Independent Accountants Thereon)

                           December 31, 2003 and 2002





























                           Cordovano and Honeck, P.C.
                          Certified Public Accountants
                                Denver, Colorado

                               NICKLEBYS.COM, INC.
                   Index to Consolidated Financial Statements




                                                                          Page
                                                                          ----

Report of independent accountants....................................     F-2

Consolidated balance sheet at December 31, 2003......................     F-3

Consolidated statements of operations for the years ended
     December 31, 2003 and 2002......................................     F-4

Consolidated statement of changes in shareholders' equity
     for the years ended December 31, 2003 and 2002..................     F-5

Consolidated statements of cash flows for the years ended
     December 31, 2003 and 2002......................................     F-6

Notes to consolidated financial Statements...........................     F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and
Shareholders of Nicklebys.com, Inc.:


We have audited the accompanying consolidated balance sheet of Nicklebys.com, Inc., a Colorado corporation, and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nicklebys.com, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about their ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.



Cordovano and Honeck, P.C.
Denver, Colorado
March 8, 2004

                               NICKLEBYS.COM, INC.
                           CONSOLIDATED BALANCE SHEET

                                December 31, 2003


                                     ASSETS
Current assets:
  Cash............................................................  $       157
  Accounts receivable, related party (Note 2).....................          703
  Merchandise inventories, at the lower of cost or market.........       66,799
                                                                    ------------

    Total current assets..........................................       67,659

Property and equipment, net (Note 3)..............................        1,540
Intangible assets, net (Note 3)...................................          338
                                                                    ------------

                                                                    $    69,537
                                                                    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade.........................................  $    10,657
  Other accrued liabilities.......................................           14
                                                                    ------------

    Total current liabilities.....................................       10,671
                                                                    ------------

Shareholders' equity (Note 4):
  Preferred stock, par value $0.001; 3,000,000 shares authorized;
    -0- shares issued and outstanding.............................           --
  Common stock, par value $0.0001; 30,000,000 shares authorized;
    2,901,011 shares issued and outstanding.......................          291
  Additional paid-in capital......................................    5,160,210
  Outstanding common stock options-1,025,000......................      106,600
  Retained deficit................................................   (5,208,235)
                                                                    ------------

    Total shareholders' equity....................................       58,866
                                                                    ------------

                                                                    $    69,537
                                                                    ============














          See accompanying notes to consolidated financial statements.

                               NICKLEBYS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               For the Years Ended
                                                                                   December 31,
                                                                       ------------------------------------
                                                                             2003                2002
                                                                       ----------------    ----------------

Sales and service revenues:
     Sales of artwork and collectables..............................   $       227,409     $       411,461
     Sales of artwork and collectables, related party (Note 2)......                 -              96,899
     Commission revenue.............................................             2,991              19,823
     Hosting fees...................................................                50                 970
                                                                       ----------------    ----------------
            Total sales and service revenues........................           230,450             529,153
                                                                       ----------------    ----------------

Operating expenses:
     Cost of sales, artwork and collectables:
        Related party (Note 2)......................................            49,445             137,505
        Others......................................................           185,450             223,415
                                                                       ----------------    ----------------
            Total cost of sales.....................................           234,895             360,920
     Sales and marketing............................................            51,963              44,137
     Product development............................................                 -               5,700
     Depreciation and amortization..................................            10,120              27,311
     Impairment charges (Note 3)....................................             6,275                   -
     General and administrative:
        Related parties (Note 2)....................................            16,500                   -
        Others .....................................................           142,426             241,583
                                                                       ----------------    ----------------
            Total general and administrative expenses...............           158,926             241,583
                                                                       ----------------    ----------------
               Total operating expenses.............................           462,179             679,651
                                                                       ----------------    ----------------

               Loss from operations.................................          (231,729)           (150,498)

Other income (expense):
     Interest income................................................                94               1,364
     Other income...................................................             1,508               3,468
     Interest expense...............................................                 -                (290)
                                                                       ----------------    ----------------
               Net loss income before income taxes..................          (230,127)           (145,956)
                                                                       ----------------    ----------------

Provision (benefit) for income taxes (Note 5).......................                 -                   -
                                                                       ----------------    ----------------
               Net loss.............................................   $      (230,127)    $      (145,956)
                                                                       ================    ================

Basic and diluted loss per share....................................   $         (0.08)    $         (0.05)
                                                                       ================    ================
Weighted average common shares outstanding..........................         2,901,011           2,901,011
                                                                       ================    ================










          See accompanying notes to consolidated financial statements.

                               NICKLEBYS.COM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY




                                                          Common Stock         Additional   Outstanding                    Total
                                                    ------------------------    Paid-in    Common Stock    Retained    Shareholders'
                                                       Shares     Par Value     Capital       Options      (Deficit)      Equity
                                                    ------------  ----------  ------------  -----------  -------------  ----------

  Balance, January 1, 2002........................    2,901,011   $     291   $ 5,160,210   $  106,600   $ (4,832,162)  $ 434,939

Net loss for the year ended December 31, 2002.....           --          --            --           --       (145,956)   (145,956)
                                                    ------------  ----------  ------------  -----------  -------------  ----------

  Balance, December 31, 2002......................    2,901,011         291     5,160,210      106,600     (4,978,118)    288,983

Net loss for the year ended December 31, 2003.....           --          --            --           --       (230,127)   (230,127)
                                                    ------------  ----------  ------------  -----------  -------------  ----------

  Balance, December 31, 2003......................    2,901,011   $     291   $ 5,160,210   $  106,600   $ (5,208,245)  $  58,856
                                                    ============  ==========  ============  ===========  =============  ==========























          See accompanying notes to consolidated financial statements.

                               NICKLEBYS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   For the Years Ended
                                                                                       December 31,
                                                                             --------------------------------
                                                                                  2003              2002
                                                                             --------------    --------------
Cash flows from operating activities:
  Net loss..............................................................     $    (230,127)    $    (145,946)
  Transactions not requiring cash:
    Impairment charges (Note 3).........................................             6,675                --
    Depreciation and amortization.......................................            10,120            27,311
  Changes in working capital items:
    (Increase) decrease in receivables and other current assets.........           163,506            27,967
  (Decrease) in accounts payable and other
    current liabilities.................................................              (527)          (13,802)
                                                                             --------------    --------------
        Net cash (used in) operating activities.........................           (50,353)         (104,470)
                                                                             --------------    --------------

Cash flows from investing activities:
  Capital expenditures..................................................              (555)             (471)
                                                                             --------------    --------------
        Net cash (used in) investing activities.........................              (555)             (471)
                                                                             --------------    --------------

Cash flows from financing activities:
  Net proceeds (repayment) from line of credit..........................                --              (825)
                                                                             --------------    --------------
        Net cash provided by financing activities.......................                --              (825)
                                                                             --------------    --------------

        Net change in cash..............................................           (50,908)         (105,766)
Cash, beginning of year.................................................            51,065           156,831
                                                                             --------------    --------------
        Cash, end of year...............................................     $         157     $      51,065
                                                                             ==============    ==============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest........................................................     $          --     $          56
                                                                             ==============    ==============
        Income taxes....................................................     $          --     $          --
                                                                             ==============    ==============















          See accompanying notes to consolidated financial statements.

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


(1)  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------------

     The Company
     -----------
     Nicklebys.com, Inc. (the "Company") was incorporated in Colorado in January 1999. The Company conducts live art auctions of its own inventory over the Internet and at designated sites throughout the United States. In addition, the Company retails artwork at its showroom in Wheat Ridge, Colorado and sells consignment artwork on behalf of others. The Company has two inactive wholly owned subsidiaries, Nickleby's Auction Gallery Ltd. ("NAGL") and Art Exchange, Inc. ("AEI"). NAGL and AEI were organized in Colorado on March 16, 1994 and March 15, 1999, respectively.

     Liquidity
     ---------
     Due to general economic conditions and other factors, the Company did not achieve its planned operations within the time frames originally envisioned by management. In 2003, management decided to abandon its business model, sell off its remaining inventory and to seek other business opportunities. In August 2003, the Company terminated all employees, relocated to the premise of an affiliate, Estate Traders, Inc., and contracted with the affiliate to operate the Company until substantially all inventory is sold and business operations are terminated in exchange for a commission of 30 percent of each sales. The preceding factors affect the comparability of the Company's financial results of operations, cash flows and financial position.

     Principles of consolidation
     ---------------------------
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (NAGL and AEI). All significant
     intercompany   accounts   and   transactions   have  been   eliminated   in
     consolidation.

     Reclassifications
     -----------------
     Certain 2003 amounts have been reclassified to conform to the 2003 presentation.

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

     Loss per common share
     ---------------------
     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of common shares issuable upon the exercise of stock options, are included in diluted net loss per share to the extent such shares are dilutive. As of December 31, 2003 and 2002, there were 2,130,000 and 2,130,000 vested stock options outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

     Financial instruments and cash equivalents
     ------------------------------------------
     The Company's financial instruments including cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. For financial

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


     accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less. However, at December 31, 2003 there were no cash equivalents.

     Concentration  of  credit  risk  arising  from cash  deposits  in excess of
     ---------------------------------------------------------------------------
     insured limits
     --------------
     The Company maintains its cash balances in one financial institution located in Wheat Ridge, Colorado. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2003, the balance was insured.

     Valuation and Qualifying Accounts
     ---------------------------------
     The Company has no allowance established for doubtful accounts receivable as management considers all receivables to be fully collectible.

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

     Substantially all of our property and equipment is fully depreciated.

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

     Intangible assets
     -----------------
     Intangible assets are amortized as follows:

          Capitalized website software.................   3 years
          Mailing list.................................   3 years

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


     Impairment of property and equipment and certain identifiable intangibles
     -------------------------------------------------------------------------
     The Company periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment. The Company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations.

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

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


(2)  RELATED PARTY TRANSACTIONS
-------------------------------

     Commencing August 1, 2003, the Company paid to an affiliate, Estate Traders, Inc., commissions totalling $16,500 in 2003. In addition $703 is due from the affiliate at December 31. 2003 for merchandise sold on behalf of the Company.

     The Company purchases its merchandise inventory from an officer and an affiliate in the normal course of business. The Company purchased inventory in the amount of $48,805 and $132,105 from the officer, and $640 and $5,400 from the affiliate during the years ended 2003 and 2002, respectively.

     The Company conducts business with its affiliates in the normal course of business. The Company recorded revenue in the amount of $-0- and $57,678 and related cost of sales in the amount of $-0- and $39,221 from sales transactions with two affiliates during the years ended December 31, 2003 and 2002, respectively.


(3)  BALANCE SHEET COMPONENTS
-----------------------------

     Property and equipment
     ----------------------
     Property and equipment at December 31, 2003, stated at cost, consisted of the following:

     Equipment..........................................   $      16,572
     Software...........................................           1,695
                                                           --------------
                                                                  18,267
     Less accumulated amortization......................         (16,727)
                                                           --------------

                                                           $       1,540
                                                           ==============

     Depreciation expense totalled $9,445 and $26,636, respectively, for the years ended December 31, 2003 and 2002.

     Due to continuing operating losses, management evaluated the carrying value of its property and equipment and wrote off 27 assets with a net book value totalling $6,675. The items no longer contribute to the operational performance of the Company and they had no salvage value.

     Intangible assets
     -----------------
     Intangible assets at December 31, 2003, stated at cost, consisted of the following:

     Website software...................................   $      48,665
     Less accumulated amortization......................         (48,327)
                                                           --------------

                                                           $         338
                                                           ==============

     Amortization expense totalled $675 and $675, respectively, for the years ended December 31, 2003 and 2002.

     Line of Credit
     --------------
     The Company has a line of credit for $5,000, of which $5,000 was unused at December 31, 2003. Advances made on the line of credit carry an average annual interest rate of approximately 5 per cent at December 31, 2003 and may be extended annually with the consent of the financial institution. The

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


     line of credit is personally guaranteed by the President of the Company and secured by the Company's cash deposits at the financial institution.


(4)  SHAREHOLDERS' EQUITY
-------------------------

     Preferred stock
     ---------------
     As provided in its Articles of Incorporation, the Company is authorized, subject to limitations prescribed by Colorado law, for the issuance of preferred stock in one or more series as determined by the Board of Directors. Each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. At December 31, 2003, there were 3,000,000 shares of preferred stock authorized for issuance, and no shares issued and outstanding.

     Common stock
     ------------
     The Company is authorized to issue 30,000,000 shares of $0.0001 par value common stock. At December 31, 2003, there were 2,901,011 shares of common stock issued and outstanding.

     Stock Options
     -------------
     The Company has 2,130,000 options outstanding, including 1,105,000 options issued to officers and employees and 1,025,000 options issued to non-employees. A summary of the status of the Company's stock option awards as of December 31, 2002 and 2001 is presented as follows:


                                                                         Weighted       Weighted Avg
                                                        Number             Avg          Remaining
               Options                     Number      Exercisable    Exercise Price        Life
-------------------------------------   -------------------------------------------------------------
Outstanding at January 1, 2002.......     2,130,000      2,130,000        $0.66           3 years
Granted..............................             -
Exercised............................             -
Cancelled............................             -
                                        -------------------------------------------------------------
Outstanding at December 31, 2002.....     2,130,000      2,130,000        $0.66           2 years
Granted..............................             -
Exercised............................             -
Cancelled............................             -
                                        -------------------------------------------------------------
Outstanding at December 31, 2003.....     2,130,000      2,130,000        $0.66           1 year
                                        =============================================================

(5)  INCOME TAXES
-----------------

     A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows for the years ended December 31, 2003 and 2002:

                                                      2003         2002
                                                   ----------   ----------

     U.S. statutory federal rate................      26.92%       34.00%.
     State income tax rate......................       3.65%        3.14%.
     Net operating loss for which minimal tax
       benefit is currently available...........     -30.57%      -37.14%.
                                                   ----------   ----------
                                                       0.00%        0.00%
                                                   ==========   ==========

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements


     Deferred income taxes from operations for the years ended December 31, 2003 and 2002, consisted of the following components: (1) current tax benefit resulting from the net loss before income taxes, and (2) deferred tax expense resulting from the valuation allowance recorded against the deferred tax asset (which is substantially comprised of net operating
     losses).   The  net  operating   loss   totalled   $626,709  and  $509,281,
     respectively at December 31, 2003 and 2002. The amount of valuation allowance, which approximates the current tax benefit, for the years ended December 31, 2003 and 2002 were $94,006 and $44,620, respectively. Net operating loss carryforwards will expire from 2019 to 2023.

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