Form 10QSB
period 2004-03-31
NICKLEBYS COM INC
filed 2004-05-20
CIK 1077720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2004                 Commission File Number 0-33339
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

12441 West 49th St., Suite One, Wheat Ridge, Colorado                   80033
-----------------------------------------------------                   -----

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                       Yes  X       No
                                                            -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.0001 par value                      2,901,011
-------------------------------     --------------------------------------------
          Class                     Number of shares outstanding at May 14, 2004



--------------------------------------------------------------------------------
                     This document is comprised of 14 pages

PART I -FINANCIAL INFORMATION
-----------------------------

ITEM I FINANCIAL STATEMENTS
---------------------------


                               NICKLEBYS.COM, INC.
                               -------------------

                                                                          Page
                                                                         ------
            Condensed Consolidated Balance Sheet as of
            March 31, 2004 (unaudited) ...............................     3

            Condensed Consolidated Statements of Operations
            for the Three Months Ended March 31, 2004 and
            2003 (unaudited) .........................................     4

            Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 2004 and
            2003 (unaudited) .........................................     5

            Notes to Condensed Consolidated Financial
            Statements (unaudited) ...................................     6

Item 2.     Management's Discussion and Analysis or Plan of
            Operation ................................................     7

Item 3.     Controls and Procedures...................................     8

                                     Part II

Items 1-6.  Other Information ........................................     8

            Signatures ...............................................    10

            Certifications............................................    11

                               NICKLEBYS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)


                                     ASSETS
Current assets:
     Cash..........................................................    $           -
     Accounts receivable...........................................            1,075
     Accounts receivable, related party............................            5,840
     Merchandise inventories, at the lower of cost or market.......           47,978
                                                                       --------------
         Total current assets......................................           54,893

Property and equipment, net........................................            1,029
Intangible assets, net.............................................              169
                                                                       --------------
                                                                       $      56,090
                                                                       ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities......................    $      20,473
                                                                       --------------
         Total current liabilities.................................           20,473
                                                                       --------------

Shareholders' equity:
     Preferred stock...............................................                -
     Common stock..................................................              291
     Additional paid-in capital....................................        5,160,997
     Outstanding common stock options..............................          106,600
     Retained deficit..............................................       (5,232,270)
                                                                       --------------
         Total shareholders' equity................................           35,618
                                                                       --------------
                                                                       $      56,091
                                                                       ==============













      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                              Three Months Ended
                                                                  March 31,
                                                       --------------------------------
                                                            2004              2003
                                                       --------------    --------------

Sales of art work and collectibles:                    $      15,015     $     132,989
                                                       --------------    --------------

Operating expenses:
     Cost of sales, artwork and collectibles.......           18,821           113,910
     Selling and marketing expense.................                -            20,486
     Management fee paid to affiliate..............            6,975             1,214
     Depreciation and amortization.................              680             2,607
     General and administrative....................           11,787            71,593
                                                       --------------    --------------
         Total operating expenses..................           38,263           209,810
                                                       --------------    --------------

         Loss from operations......................          (23,247)          (76,821)

Other income (expense):
     Interest income...............................                -                94
     Other income..................................               (0)              863
                                                       --------------    --------------
         Net loss income before income taxes.......          (23,248)          (75,864)
                                                       --------------    --------------

Provision (benefit) for income taxes...............                -                 -
                                                       --------------    --------------
         Net loss..................................    $     (23,248)    $     (75,864)
                                                       ==============    ==============

Basic and diluted loss per share...................    $       (0.01)    $       (0.03)
                                                       ==============    ==============
Weighted average common shares outstanding.........        2,901,011         2,901,011
                                                       ==============    ==============















      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                     Three Months Ended
                                                                         March 31,
                                                              --------------------------------
                                                                   2004              2003
                                                              --------------    --------------


            Net cash (used in) operating activities.......    $        (156)    $     (26,897)
                                                              --------------    --------------

            Net change in cash............................             (156)          (26,897)

Cash at beginning of period...............................              156            51,065
                                                              --------------    --------------
            Cash at end of period.........................    $           -     $      24,168
                                                              ==============    ==============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest.........................................    $           -     $           -
                                                              ==============    ==============
         Income taxes.....................................    $           -     $           -
                                                              ==============    ==============



























      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1: Basis of presentation
        ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2003, and should be read in conjunction with the notes thereto.

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


Note 2: Related party transactions
        --------------------------

An officer purchases merchandise on behalf of the Company in the normal course of business. The Company purchased merchandise in the amounts of $-0- and $105,050 from the officer during the three months ended March 31, 2004 and 2003, respectively.

Commissions paid to an affiliate, Estate Traders, LLC, totalled $6,975 and $1,214 during the three months ended March 31, 2004 and 2003, respectively. The commissions represent a management fee for services performed on behalf of the company and are reflected as management fees in the accompanying financial statements.


Note 3: Income taxes
        ------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 2004, resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis covers material changes in the financial condition of Nicklebys.com, Inc. ("Company" or "us") since December 31, 2003 and material changes in our results of operations for the three months ended March 31, 2004 as compared to the same period in 2003. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 2003, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations
---------------------

Three Months Ended March 31, 2004, Versus Three Months Ended March 31, 2003
---------------------------------------------------------------------------

We have been unable to meet the objectives of our business plan to sell artwork and collectibles via the Internet for the following reasons, among others; (1) undercapitalization, (2) failure to penetrate the Internet market, (3) industry conditions, and (4) general economic conditions. Our cash balance is very low and we are selling product at below cost. During the quarter to which this report relates, we restructured our operations to address our present economic reality. In August 2003, our Board of Directors approved a restructuring plan. By following this plan, we have drastically reduced expenses, terminated all of our employees and engaged a related entity, Estate Traders, LLC ("Estate Traders") to manage our affairs. We pay Estate Traders a commission of 30% on all sales as reimbursement for management services.

We incurred a net loss of $23,248 ($.01 per share) for the three months ended March 31, 2004, as compared to a net loss of $75,864 ($.01 per share) for the three months ended March 31, 2003 primarily because of the following:

     1. Sales revenue decreased from $132,989 for the three months ended March 31, 2003, to $15,015 for the three months ended March 31, 2004 primarily due to the lack of demand for our inventory of artwork and collectibles and our own curtailed operations. Our gross margin dropped 39 percent from the year earlier period (-25% and 14% for the three months ended March 31, 2004 and 2003, respectively). In some cases, we are selling merchandise at below cost. We expect to continue to sell certain products at below coast for the foreseeable future.

     2. General and administrative expenses decreased from $71,593 for the three months ended March 31, 2003 to $11,787 for the three months ended March 31, 2004, primarily due to the cost reduction plan resulting from the restructuring of our operations.

     3. Sales and marketing expenses decreased from $20,486 to $-0- for the three months ended March 31, 2003 as compared with the three months ended March 31, 2004. We currently pay Estate Traders a sales commission which we classify as management fees in the accompanying condensed financial statements.

Financial Condition and Liquidity
---------------------------------

Operations are the source of our liquidity. However, due to operating losses, our cash balance has decreased from $157 to $-0- since year-end. We have current assets of $54,893 compared with current liabilities of $20,473 as of March 31, 2004. However, included in the current assets are inventories of artwork and collectibles totalling $47,978 (or 85 percent of current assets). We are no longer purchasing inventory. We have not set up an inventory reserve. We are current on our obligations as of March 31, 2004. We have no plans to file bankruptcy or close our doors. However, we are currently studying several alternative courses of action.


Item 3. Controls and Procedures
-------------------------------

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


Part II   Other Information
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

Item 3 - Defaults Upon Senior Securities:
          No response required.

Item 4 - Submission of Matters to a Vote of Security Holders:
          No response required.

Item 5 - Other information:
          No response required.

Item 6: Exhibits and Reports on Form 8-K

     (a). Exhibits:

          1.   31.1:  Certification of Chief Executive  Officer pursuant to Rule
                      13a-14(a)/15(d)-14(a)
          2.   31.2:  Certification of Chief Financial  Officer pursuant to Rule
                      13a-14(a)/15(d)-14(a)
          3.   32.1:  Certification  Pursuant  to 18  U.S.C.  Section  1350,  as
                      adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO
          4.   32.2:  Certification  Pursuant  to 18  U.S.C.  Section  1350,  as
                      adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO

     (b). We did not file any reports on Form 8-K during the period covered by this report.

SIGNATURES
----------


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2004 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               NICKLEBYS.COM, INC.
                                               (Registrant)


DATE:  May 20, 2004                            BY: /s/ Scott Thornock
       ------------                                -----------------------------
                                                   Scott Thornock
                                                   CEO, President and Treasurer