Form 10QSB
period 2004-06-30
NICKLEBYS COM INC
filed 2004-08-20
CIK 1077720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2004                  Commission File Number 0-33339
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

                                                                Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.0001 par value                              2,901,011
------------------------------------               -----------------------------
          Class                                    Number of shares outstanding
                                                        at August 17, 2004



--------------------------------------------------------------------------------
                     This document is comprised of 14 pages

PART I -FINANCIAL INFORMATION
-----------------------------

ITEM I FINANCIAL STATEMENTS
---------------------------



                               NICKLEBYS.COM, INC.
                               -------------------

                                                                         Page
                                                                       --------
            Condensed Consolidated Balance Sheet as of
            June 30, 2004 (unaudited) .................................     3

            Condensed Consolidated Statements of Operations
            for the Three and Six Months Ended June 30, 2004
            and 2003 (unaudited) ......................................     4

            Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 2004 and 2003
            (unaudited) ...............................................     5

            Notes to Condensed Consolidated Financial Statements
            (unaudited) ...............................................     6

Item 2.     Management's Discussion and Analysis or Plan of
            Operation .................................................     7

Item 3.     Controls and Procedures....................................     8

                                                  Part II

Items 1-6.  Other Information .........................................     8

            Signatures ................................................    10

            Certifications.............................................    11

                               NICKLEBYS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)



                                     ASSETS

Current assets:
   Cash......................................................     $         969
   Accounts receivable.......................................               475
   Merchandise inventories, at the lower of cost or market...             9,176
                                                                  --------------
      Total current assets...................................            10,620

Property and equipment, net..................................               938
                                                                  --------------

                                                                  $      11,558
                                                                  ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities..................     $      16,961
                                                                  --------------
      Total current liabilities..............................            16,961
                                                                  --------------

Shareholders' equity:
   Preferred stock...........................................                 -
   Common stock..............................................               291
   Additional paid-in capital................................         5,160,997
   Outstanding common stock options..........................           106,600
   Retained deficit..........................................        (5,273,291)
                                                                  --------------
      Total shareholders' equity.............................            (5,403)
                                                                  --------------
                                                                  $      11,558
                                                                  ==============

















      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                   -------------------------------    -------------------------------
                                                        2004             2003              2004             2003
                                                   --------------   --------------    --------------   --------------

Sales and service revenues:                        $       3,320    $      60,222     $      18,335    $     353,701
                                                   --------------   --------------    --------------   --------------

Operating expenses:
     Cost of sales, artwork and collectables..            38,802           58,141            57,623          254,775
     Sales and marketing......................             3,310           11,591             8,635            7,176
     Product development......................                 -            1,129                 -            2,733
     Depreciation and amortization............               260            2,622               940           13,482
     General and administrative...............             1,968           55,708            15,405          140,646
                                                   --------------   --------------    --------------   --------------
        Total operating expenses..............            44,340          129,191            82,603          418,812
                                                   --------------   --------------    --------------   --------------

        Loss from operations..................           (41,020)         (68,969)          (64,268)         (65,111)

Other income (expense):
     Interest income..........................                 -                -                 -              915
     Other income.............................                 0               13                 0            1,853
     Interest expense.........................                 -                -                 -             (289)
                                                   --------------   --------------    --------------   --------------
        Net loss income before income taxes...           (41,020)         (68,956)          (64,268)         (62,632)
                                                   --------------   --------------    --------------   --------------

Provision (benefit) for income taxes..........                 -                -                 -                -
                                                   --------------   --------------    --------------   --------------
        Net loss..............................     $     (41,020)   $     (68,956)    $     (64,268)   $     (62,632)
                                                   ==============   ==============    ==============   ==============

Basic and diluted loss per share..............     $       (0.01)   $       (0.02)    $       (0.02)   $       (0.02)
                                                   ==============   ==============    ==============   ==============

Weighted average common shares outstanding....         2,901,011        2,901,011         2,901,011        2,901,011
                                                   ==============   ==============    ==============   ==============



















      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                     Six Months Ended
                                                                         June 30,
                                                             --------------------------------
                                                                  2004              2003
                                                             --------------    --------------

        Net cash (used in) operating activities.........     $         813     $     (26,897)
                                                             --------------    --------------

        Net change in cash..............................               813           (26,897)

Cash at beginning of period.............................               156            51,065
                                                             --------------    --------------
        Cash at end of period...........................     $         969     $      24,168
                                                             ==============    ==============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest........................................     $           -     $           -
                                                             ==============    ==============
        Income taxes....................................     $           -     $           -
                                                             ==============    ==============




























      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1: Basis of presentation
        ---------------------

We have prepared the financial statements presented herein in accordance with the accounting policies as set forth in our Form 10-KSB filing for the year ended December 31, 2003. The accompanying financial statements presented herein should be read in conjunction with the footnotes included in the Form 10-KSB filing.

In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.


Note 2: Related party transactions
        --------------------------

An officer purchases merchandise on behalf of the Company in the normal course of business. We purchased merchandise in the amounts of $-0- and $105,050 from the officer during the six months ended June 30, 2004 and 2003, respectively.

Commissions paid to an affiliate, Estate Traders, LLC, totalled $6,975 and $1,214 during the six months ended June 30, 2004 and 2003, respectively. The commissions represent a management fee for services performed on our behalf and are reflected as cost of sales and selling costs in the accompanying financial statements.


Note 3: Income taxes
        ------------

We record our income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". We incurred net operating losses during the six months ended June 30, 2004, resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Item 2: MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis covers material changes in the financial condition of Nicklebys.com, Inc. ("Company" or "us") since December 31, 2003 and material changes in our results of operations for the three months ended June 30, 2004 as compared to the same period in 2003. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 2003, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

These forward-looking statements are subject to numerous risks and uncertainties, including the risk that (i) other companies will develop products and services perceived to be superior than the present and proposed products and services of Nicklebys; (ii) the products and services may not be marketed effectively by Nicklebys; (iii) potential customers may find other products and services more suitable for the applications marketed by Nicklebys; (iv) the future outcome of regulatory and litigation matters are not determinable; (v) the assumptions described in this report underlying such forward-looking statements as well as other risks that may cause such statements not to prove accurate. Any projections or estimates herein made assume certain economic and industry conditions and parameters subject to change. Any opinions and/or projections expressed herein are solely those of Nicklebys and are subject to change without notice. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors including those described in the context of such forward-looking statements. .

Results of Operations
---------------------

We have been unable to meet the objectives of our business plan to sell artwork and collectibles via the Internet for the following reasons, among others; (1) undercapitalization, (2) failure to penetrate the Internet market, (3) industry conditions, and (4) general economic conditions. Our cash balance is very low and we are selling product at below cost. We have restructured our operations to address our present economic reality. In August 2003, our Board of Directors approved a restructuring plan. By following this plan, we have drastically reduced expenses, terminated all of our employees and engaged a related entity, Estate Traders, LLC ("Estate Traders") to manage our affairs. We pay Estate Traders a commission of 30% on all sales as reimbursement for management services.

Six Months Ended June 30, 2004, Versus six Months Ended June 30, 2003
---------------------------------------------------------------------

We incurred a net loss of $64,268 ($.02 per share) for the six months ended June 30, 2004, as compared to a net loss of $62,632 ($.02 per share) for the six months ended June 30, 2003 primarily because of the following:

1. Sales revenue decreased from $353,701 for the six months ended June 30, 2003, to $18,335 for the six months ended June 30, 2004 primarily due to the lack of demand for our inventory of artwork and collectibles and our own curtailed operations. Our gross margin dropped 242 percent from the year earlier period (-214% and 28% for the six months ended June 30, 2004 and 2003, respectively). In order to liquidate our inventory to raise cash to pay our obligations, we are selling merchandise at below cost. We expect to continue to sell certain products at below coast for the foreseeable future. In addition, we reserved $30,000 for inventory losses in the current quarter. The one-time charge is included in cost of sales, artwork and collectibles in the accompanying financials statements.

2. General and administrative expenses decreased from $140,646 for the six months ended June 30, 2003 to $15,405 for the six months ended June 30, 2004, primarily due to the cost reduction plan resulting from the restructuring of our operations.

3. Sales and marketing expenses increased from $7,176 to $8,635 for the six months ended June 30, 2003 as compared with the six months ended June 30, 2004. We currently pay Estate Traders a sales commission which we classify as management fees in the accompanying condensed financial statements.

Three Months Ended June 30, 2004, Versus Three Months Ended June 30, 2003
-------------------------------------------------------------------------

We incurred a net loss of $41,020 ($.01 per share) for the three months ended June 30, 2004, as compared to a net loss of $68,956 ($.02 per share) for the three months ended June 30, 2003 primarily because of the following:

4. Sales revenue decreased from $60,222 for the three months ended June 30, 2003, to $3,320 for the three months ended June 30, 2004 primarily due to the lack of demand for our inventory of artwork and collectibles and our own curtailed operations. Our gross margin dropped 1072 percent from the year earlier period (-1069% and 3% for the three months ended June 30, 2004 and 2003, respectively). In order to liquidate our inventory to raise cash to pay our obligations, we are selling merchandise at below cost. We expect to continue to sell certain products at below coast for the foreseeable future. In addition, we reserved $30,000 for inventory losses in the current quarter.

5. General and administrative expenses decreased from $55,708 for the three months ended June 30, 2003 to $1,968 for the three months ended June 30, 2004, primarily due to the cost reduction plan resulting from the restructuring of our operations.

6. Sales and marketing expenses decreased from $11,591 to $3,310 for the three months ended June 30, 2003 as compared with the three months ended June 30, 2004. We currently pay Estate Traders a sales commission which we classify as management fees in the accompanying condensed financial statements.

Financial Condition and Liquidity
---------------------------------

Operations are the source of our liquidity. However, due to operating losses, our cash balance has increased from $156 to only $969 since year-end. We have current assets of $10,620 compared with current liabilities of $16,961 as of June 30, 2004. However, included in the current assets are inventories of artwork and collectibles totalling $9,176 (or 86 percent of current assets). We are no longer purchasing inventory and have set up an inventory reserve of $30,000. We are not current on our obligations as of June 30, 2004 and to that extent, we are at the forbearance of our creditors. We have no plans to file bankruptcy or close our doors. However, we are currently studying several alternative courses of action.

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

SIGNATURES
----------


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six and three months ended June 30, 2004 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                NICKLEBYS.COM, INC.
                                                -------------------
                                                (Registrant)


DATE:    August 19, 2004                        BY: /s/ Scott Thornock
         ---------------                            ----------------------------
                                                    Scott Thornock
                                                    CEO, President and Treasurer