Form 10QSB
period 2004-09-30
NICKLEBYS COM INC
filed 2004-11-17
CIK 1077720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2004             Commission File Number 0-33339
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
                                                              Yes  X    No
                                                                 -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.0001 par value                             2,901,011
------------------------------------             -------------------------------

          Class                                  Number of shares outstanding at
                                                        November 12, 2004



--------------------------------------------------------------------------------
                     This document is comprised of 14 pages

PART I -FINANCIAL INFORMATION
-----------------------------

ITEM I FINANCIAL STATEMENTS
---------------------------


                               NICKLEBYS.COM, INC.
                               -------------------

                                                                          Page
                                                                        --------

            Condensed Consolidated Balance Sheet as
            of September 30, 2004 (unaudited)..........................     3

            Condensed Consolidated Statements of
            Operations for the Three and Nine Months
            Ended September 30, 2004 and 2003
            (unaudited)................................................     4

            Condensed Consolidated Statements of
            Cash Flows for the Nine Months Ended
            September 30, 2004 and 2003 (unaudited)....................     5

            Notes to Condensed Consolidated
            Financial Statements (unaudited)...........................     6

Item 2.     Management's Discussion and Analysis or Plan of Operation..     7

Item 3.     Controls and Procedures....................................     8

                                     Part II

Items 1-6.  Other Information .........................................     8

            Signatures ................................................    10

                               NICKLEBYS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)


                                     ASSETS
Current assets:
   Cash.........................................................  $         103
   Accounts receivable..........................................             74
   Merchandise inventories, at the lower of cost or market......          8,606
                                                                  --------------

      Total current assets......................................          8,783

Property and equipment, net.....................................            848
                                                                  --------------

                                                                  $       9,631
                                                                  ==============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued liabilities.....................  $      16,390
                                                                  --------------

      Total current liabilities.................................         16,390
                                                                  --------------

Shareholders' deficit:
   Preferred stock..............................................              -
   Common stock.................................................            291
   Additional paid-in capital...................................      5,160,997
   Outstanding common stock options.............................        106,600
   Retained deficit.............................................     (5,274,647)
                                                                  --------------

      Total shareholders' deficit...............................         (6,759)
                                                                  --------------

                                                                  $       9,631
                                                                  ==============















      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                           Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                    --------------------------------   --------------------------------
                                                         2004              2003             2004               2003
                                                    --------------    --------------   --------------    --------------

Sales and service revenues:                         $      15,620     $      28,934    $      33,955     $     222,145
                                                    --------------    --------------   --------------    --------------

Operating expenses:
   Cost of sales, artwork and collectables.......          15,570            52,575           43,193           224,626
   Loss (recovery) due to market decline
      of inventory...............................         (15,000)                -           15,000                 -
   Selling and marketing expense.................           7,810             9,368           16,445            39,795
   Depreciation and amortization.................              90             2,469            1,030             7,698
   General and administrative....................           8,506             2,799           23,911           134,093
                                                    --------------    --------------   --------------    --------------
      Total operating expenses...................          16,976            67,211           99,579           406,212
                                                    --------------    --------------   --------------    --------------

      Loss from operations.......................          (1,356)          (38,277)         (65,624)         (184,067)

Other income (expense):
   Interest income...............................               -                 -                -                94
   Interest expense..............................               -            (1,165)               -              (289)
                                                    --------------    --------------   --------------    --------------
      Net loss income before income taxes........          (1,356)          (39,442)         (65,624)         (184,262)
                                                    --------------    --------------   --------------    --------------

Provision (benefit) for income taxes.............               -                 -                -                 -
                                                    --------------    --------------   --------------    --------------
       Net loss..................................   $      (1,356)    $     (39,442)   $     (65,624)    $    (184,262)
                                                    ==============    ==============   ==============    ==============

Basic and diluted loss per share.................   $       (0.00)            (0.01)   $       (0.02)    $       (0.06)
                                                    ==============    ==============   ==============    ==============
Weighted average common shares outstanding.......       2,901,011         2,901,011        2,901,011         2,901,011
                                                    ==============    ==============   ==============    ==============


















      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                 -------------------------------
                                                      2004             2003
                                                 --------------   --------------

Net cash (used in) operating activities.......   $         (53)   $     (50,047)
                                                 --------------   --------------

      Net change in cash......................             (53)         (50,047)

Cash at beginning of period...................             156           51,065
                                                 --------------   --------------
      Cash at end of period...................   $         103    $       1,018
                                                 ==============   ==============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest................................   $           -    $           -
                                                 ==============   ==============
      Income taxes............................   $           -    $           -
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


Note 2: Related party transactions
        --------------------------

An officer purchases merchandise on behalf of the Company in the normal course of business. We purchased merchandise in the amounts of $-0- and $3,750 from the officer during the three months ended September 30, 2004 and 2003, respectively.

An affiliate, Estate Traders, LLC ("Estate"), also purchases merchandise on behalf of the Company in the normal course of business. We purchased merchandise in the amounts of $-0- and $240 from Estate during the three months ended September 30, 2004 and 2003, respectively.

Commissions paid to Estate totaled $7,810 and $4,296 during the three months ended September 30, 2004 and 2003, respectively. The commissions represent a management fee for services performed on our behalf and are reflected as cost of sales and selling costs in the accompanying financial statements.


Note 3: Income taxes
        ------------

We record our income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". We incurred net operating losses during the nine months ended September 30, 2004, resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis covers material changes in the financial condition of Nicklebys.com, Inc. ("Company" or "us") since December 31, 2003 and material changes in our results of operations for the three and nine months ended September 30, 2004 as compared to the same periods in 2003. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 2003, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations
---------------------

We have been unable to meet the objectives of our business plan to sell artwork and collectibles via the Internet for the following reasons, among others; (1) undercapitalization, (2) failure to penetrate the Internet market, (3) industry conditions, and (4) general economic conditions. Our cash balance is very low and we are selling product at below cost. We have restructured our operations to address our present economic reality. In August 2003, our Board of Directors approved a restructuring plan. By following this plan, we have drastically reduced expenses, terminated all of our employees and engaged a related entity, Estate Traders, LLC ("Estate Traders") to manage our affairs. We are currently paying Estate Traders a commission of 50% on all sales as reimbursement for management services.

Nine Months Ended  September  30, 2004,  Versus Nine Months Ended  September 30,
--------------------------------------------------------------------------------
2003
----

We incurred a net loss of $65,624 ($.02 per share) for the nine months ended September 30, 2004, as compared to a net loss of $184,262 ($.06 per share) for the nine months ended September 30, 2003 primarily because of the following:

     1. Sales revenue decreased from $222,145 for the nine months ended September 30, 2003, to $33,955 for the nine months ended September 30, 2004 primarily due to the lack of demand for our inventory of artwork and collectibles and our own curtailed operations. Our gross margin dropped 26 percent from the year earlier period (-27% and -1% for the nine months ended September 30, 2004 and 2003, respectively). In order to liquidate our inventory to raise cash to pay our obligations, we are selling merchandise at below cost. We expect to continue to sell certain products at below cost for the foreseeable future. In addition, we reserved $15,000 for inventory losses in the current quarter (a $15,000 recovery from the prior quarter). The charge is reflected separately from cost of sales, artwork and collectibles in the accompanying condensed consolidated financials statements.

     2. General and administrative expenses decreased from $134,093 for the nine months ended September 30, 2003 to $23,911 for the nine months ended September 30, 2004, primarily due to the cost reduction plan resulting from the restructuring of our operations.

     3. Selling and marketing expenses decreased from $39,795 to $16,445 for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2004. We currently pay Estate Traders a sales commission which we classify as management fees in the accompanying condensed consolidated financial statements.

Three Months Ended  September 30, 2004,  Versus Three Months Ended September 30,
--------------------------------------------------------------------------------
2003
----

We incurred a net loss of $1,356 ($.00 per share) for the three months ended September 30, 2004, as compared to a net loss of $39,442 ($.01 per share) for the three months ended September 30, 2003 primarily because of the following:

     4. Sales revenue decreased from $28,934 for the three months ended September 30, 2003, to $15,620 for the three months ended September
          30, 2004 primarily due to the lack of demand for our inventory of artwork and collectibles and our own curtailed operations. Our gross margin increased 82 percent from the year earlier period (0% and -82% for the three months ended September 30, 2004 and 2003, respectively) due to increased efforts to sell inventory at or above cost. However, in order to liquidate our inventory to raise cash to pay our obligations, we have sold merchandise at below cost. We expect to continue to sell certain products at below cost for the foreseeable future. In addition, we recovered $15,000 of prior inventory losses in the current quarter (recovered from a loss of $30,000 recorded in the prior quarter). The recovery has been separated from cost of sales, artwork and collectibles in the accompanying condensed consolidated financial statements.

     5. General and administrative expenses increased from $2,799 for the three months ended September 30, 2003 to $8,506 for the three months ended September 30, 2004, primarily due to an increase in professional and consulting fees related to efforts to have our stock traded on an exchange.

     6. Sales and marketing expenses decreased from $9,368 to $7,810 for the three months ended September 30, 2003 as compared with the three months ended September 30, 2004. We currently pay Estate Traders a sales commission which we classify as management fees in the accompanying condensed financial statements.

Financial Condition and Liquidity
---------------------------------

Operations are the source of our liquidity. However, due to operating losses, our cash balance has decreased from $156 to $103 since year-end. We have current assets of $8,783 compared with current liabilities of $16,390 as of September 30, 2004. However, included in the current assets are inventories of artwork and collectibles totaling $8,606 (or 98 percent of current assets). We are no longer purchasing inventory and have booked an inventory reserve of $15,000. We are not current on our obligations as of September 30, 2004 and to that extent, we operate at the forbearance of our creditors. We have no plans to file bankruptcy or close our doors. However, we are currently studying several alternative courses of action.


Item 3.  Controls and Procedures
--------------------------------

The Company does not have formal disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2004. The Company's Chief Executive Officer and chief Financial Officer have determined, however, that the Company's informal controls and procedures were adequate and effective to:

     a. ensure that material information relating to the Company was made known to them by others within the Company, particularly during the period in which this report was being prepared; and

     b. provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company's management plans to review its controls and procedures with the aim towards implementing more formal controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act during the first half of fiscal year 2005.


Part II    Other Information
-------    -----------------

Item 1 - Legal Proceedings:
          No response required.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:
          No response required.

Item 3 - Defaults Upon Senior Securities:
          No response required.

Item 4 - Submission of Matters to a Vote of Security Holders:
          No response required.

Item 5 - Other information:
          We have obtained a trading symbol. Our trading symbol is NBYS.OB.


Item 6: Exhibits:

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

SIGNATURES
----------

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2004 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 NICKLEBYS.COM, INC.
                                                 (Registrant)


DATE:    November 12, 2004                       BY:  /s/ Scott Thornock
         -----------------                          ----------------------------
                                                    Scott Thornock
                                                    CEO, President and Treasurer