Form 10KSB
period 2004-12-31
NICKLEBYS COM INC
filed 2005-03-31
CIK 1077720

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB
                                   -----------

                                   (Mark One)

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    ---------------

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


                                                 Name of each exchange on
        Title of each class                         which registered

              None
-------------------------------                  -------------------------


         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                         ------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                             -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $37,679.

Of the 2,901,011 shares of voting stock of the registrant issued and outstanding as of December 31, 2004, 1,073,706 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10_KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification. None.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   -----    -----


                                     PART I
                                     ------

Item 1.  Description of Business.
---------------------------------

     (a)  Business Development.
          ---------------------

We were incorporated in Colorado on January 13, 1999. From incorporation until August 2003, we focused on acquiring and offering for auction on an Internet site we developed fine art, antiques and collectibles. We sought to rely on a broad selection of quality items, a user-friendly web site, customer service, an alliance with eBay and a money-back guarantee to attract customers and build our business. Our operations did not fulfill our business objectives or attain profitability for several reasons, including undercapitalization, our failure to obtain sufficient market penetration on the Internet, industry conditions and general economic conditions which limited the availability of disposable income. As a result, in August 2003, our Board of Directors approved a restructuring plan designed to attain profitability by reducing expenses, terminating all of our employees and hiring a related entity to manage our business in exchange for a commission on sales. Our restructuring plan did not succeed, and, in mid-2004, we determined to terminate our active business, sell our remaining inventory, and capitalize on what we perceived to be our most marketable asset, our status as a public company, by seeking to merge with a privately-held operating company whose business and prospects may afford our shareholders with the opportunity for capital appreciation and other benefits of profitability which we cannot provide to our shareholders. At December 31, 2004, we had terminated business, sold most of our assets and inventory and had few remaining liabilities or assets. As a result of our investigation of potential merger partners, on January 18, 2005, we entered into a letter of intent to merge with Telzuit Technologies, LLC, a Florida limited liability company which is developing and marketing a heart monitoring device.

Because our active business has ceased and we are liquidating our assets and paying remaining obligations in preparation for a merger or other combination with another company, the description of our business is for historical purposes and to provide a context for our current plans.

Inventory of Fine Art, Antiques and Collectibles
------------------------------------------------

As a principal means of conducting our business, we developed an Internet-based auction in which buyers were provided an entertaining, intuitive, easy-to-use environment to browse and buy a variety of artwork and collectibles. We launched a second Internet-based auction in order to enable other art galleries, showrooms, antique dealers, designers, art service providers and related businesses to take advantage of our interactive auction and other technologies and web traffic. Our business was conducted on our a web site on the Internet, previously located at http://www.nicklebys.com, to offer a variety of fine art, antiques and collectibles. Having determined to discontinue operations, we terminated our website. At December 31, 2004, we had sold or transferred all of our remaining inventory of those items to pay obligations.

During our operations, the Italian oil paintings comprised a collection of original, fine oil paintings from six prominent, contemporary, Italian artists, including Nino, Radolfo Tonin, , Maria Luisa Liberti, Antonio Iannicelli, Giacomo Natali, Raffandre, Antonio Sannino, Farina, Flores, Antonio Gravina, Ferruccio Marinosci, Temistocle Scola and Angelo Romby, representing a number of Italian cities. We sold each piece with a biography of the artist, a full color photograph, a certificate of authenticity and an appraisal. Our inventory of contemporary works of art included serigraphs, etchings, lithographs, mezzotints, engravings and other contemporary artworks from the 1950's to the present by artists including Alvar, Thomas McKnight, Steve Bloom, Neal Doty, Robert Katona, Peter Max, Bill Mack, G.H. Rothe, Claude Pissarro and Leroy Neiman. Our collection of modern masters was comprised of artworks, including woodcuts, serigraphs and pastels, by six of the most significant artists of the 20th century, including Picasso, Miro, Chagall, Salvador Dali, Claude Pissarro and Paule'mile Pissarro. Our original paintings included oils, acrylics and watercolors by such artists as Robert Katona, Alexander Sheversky, Katia Pissarro and Frank Howell.

We obtained and sold antique art inventory includes oil paintings, etchings, photogravure, lithographs, drawings, engravings, collotypes, monoprints and other items dating back to the 18th century by artists, including, among others, Arthur W. Hall, Henri de Toulouse Lautrec, Rembrandt, Cora Smith and Pierre-Auguste Renoir. We auctioned and sold southwestern art including original oil and acrylic paintings, lithographs, serigraphs and bronze sculptures from prominent Native American and southwest artists, including, but not limited to, Earl Biss, Frank Howell, Larry Fodor, B.C. Nowlin, Frederick Remington and Robert Katona. We also dealt in new and used fine art books and catalogue raisonne of works of art by, among others, Fernando Botero, Edgar Degas, Eyvind Earle, John Kelly, Michelangelo, Jean-Francois Millet, Claude Monet, Leroy Neiman, Rembrandt and Vincent Van Gogh.

New and antique sculpture collections included bronze, silver, gold, spelter and/or marble sculptures from traditional to avant garde by artists such as, Mayer, Charles Bragg and Torriane. Our sales of antiques, artifacts and collectibles included, without limitation, lithographs, silk screens, leaded windows, busts, vases, urns, jars, plates, clocks, furniture, figurines, carvings and pottery. We offer a limited selection of fine gold, platinum, sterling silver, diamond and other jewelry, including rings, earrings, bracelets and pendants. We obtained and sold decorative art pieces primarily including crystal compotes, glassware, screens, figurines and vases. The "wholesale" items that we offered included limited edition prints, posters and reproductions available at wholesale prices from artists such as Larry Fodor, Earl Biss, G.H. Rothe, Robert Katona, Louis Icart, Bill Mack and Maxfield Parrish.

We obtained inventory of these items from, among others, estates, private parties, collectors and publishers. We also sold a limited number of items online that were consigned to us from the personal collections of our executive officers, including Messrs. Scott M. Thornock and Bruce A. Capra, and others. We reimbursed Mr. Thornock the sums of $48,805 and $132,105 for artwork he purchased on our behalf for the 2003 and 2002 fiscal years, respectively.

Online Auctions
---------------

Our  web  site  was  organized  into  thirteen   separate   "auction  rooms."  A
high-resolution photograph of each available item, together with a detailed description of the item, its dimensions, condition and availability, a picture and/or a biography of the artist, the technology of production, the mounting, whether the item is signed, the identity and location of the publisher and other relevant information, were displayed in each room. Auctions were conducted in each room in real time and on a continuous basis; i.e., twenty-four hours per day, seven days per week. Each item was offered for bid, on average, for a period of seven to fourteen days. Our auction site was interactive so that each bidder was required to enter his bid online and was notified if his bid is surpassed by the bid of another bidder, and then given sufficient time to enter a new bid. Upon our acceptance of the final bid, the highest bidder was notified of acceptance and given detailed instructions to consummate the purchase. Payment was made by credit cards and escrow accounts. We e implemented security measures, including, among others, layering, locking, encryption and firewalls, in order to secure, to our best ability as of the date of this report, the commercial transactions conducted on our web site.

We utilized an alliance with eBay, Inc., the largest existing auction house and online retailer, to afford us a notable presence on eBay's home page on the Internet.

Retail Sales
------------

In June 2003, we moved our retail showroom from 12441 West 49th Avenue, Suite One, Wheat Ridge, Colorado 80033, to 7393 W. 44th Avenue, Wheat Ridge, CO 80033. We have terminated the month-to-month lease on those premises, have no remaining liability from our occupancy, and no longer operate any sales or other facility.

Marketing
---------

During the final months of our operations, we relied entirely on Estate Traders, LLC for all of our promotion, marketing and advertising and developed a strategic alliance with eBay, Inc., the largest existing auction house and online retailer, to obtain a presence on eBay's home page on the Internet.

Our agreement with eBay was verbal and has been terminated. We paid a 20% commission on the sale of each item listed on eBay from which we have realized approximately $99,000, $275,165 and $111,374 in revenue from our strategic alliance with eBay during the year ended December 31, 2003, 2002, and the year ended December 31, 2001, respectively. These amounts represented the gross sales price of merchandise sold on eBay during each year, less, for 2002, the total sales commissions we paid eBay on a monthly basis and, for 2001, the total listing fees and sales commissions paid eBay monthly. All funds received for items sold on eBay are collected from the purchaser. We did not receive any funds from eBay for sales of merchandise listed on eBay.

Customer Service
----------------

We also provided:

o Product guarantee, including a written appraisal of the value of the item at the time of purchase and a fourteen-day refund if the shipment is not satisfactory;

o    Customer service guarantee of a three-day response time for all inquiries;

Historically, merchandise returned for a refund within fourteen days in accordance with our product guarantee represents less than .01% of our net sales revenue. To date, we have incurred no liabilities with respect to our customer service guarantee, privacy guarantee or security guarantee. Because our liability with regard to our product guarantee is limited to the refund of the price of the merchandise purchased and, with respect to our security guarantee, there is a limitation of liability of $50 per incidence of unauthorized interception and use of a customer's credit card, we do not anticipate any liability with regard to either guarantee. In addition, we do not anticipate a circumstance creating any liability from our security guarantee, except in the event that a third party gained unauthorized access to customer information through our web site, because we did not sell, trade or rent our customers' personal information to other companies. We could be at risk for losses under our privacy guarantee if a third party gained unauthorized access through our web site to customer information. Since no such claim has arisen, we doubt that any claim will be asserted.

Technology and Network Operations
---------------------------------

We implemented services and systems for site management, searching and customer interaction through a custom software system for

o    Displaying merchandise in an organized, logical and customer-friendly way;

o    Accepting, verifying, organizing and managing customer orders;

o    Notifying and updating customers of order status;

o    Managing shipment of products; and

o    Electronic-commerce.

o These systems and services employed a combination of our own proprietary technologies and commercially available, licensed technologies. We used a non-exclusive license from an unaffiliated third party to use a shopping cart commerce application.

Our operating system was RedHat Linux 6.2 with kernel 2.2.16 and our software platform and architecture was integrated with Apache/1.3.12 Ben-SSL/1.41 (Unix) mod_perl/1.24 web software and database software mSQL v2.0.11. Although we had developed certain software for our website and other operations, we do not ascribe any value to that intellectual property and do not believe that any third party would wish to acquire it.

Intellectual Property
---------------------

We did not file an application to secure registration for our trademark, "Nicklebys.com," or to obtain copyright protection for our software in the United States or any other country. As such, and given the termination of our operations, we ascribe no value to any item of intellectual property we own or in which we have any rights.

Employees
---------

As of the date of this report, we have no employees. Activities in connection with the liquidation of our assets and termination of business, as well as taking actions to obtain a definitive agreement, conduct due diligence and otherwise complete the merger with Telzuit Technologies, LLC are being undertaken principally by our chief executive officer, Scott Thornock without compensation.

Previously, for his services as president, Mr. Bruce Capra received, from March 1999 to May 2003, a salary of $60,000 per annum in addition to medical insurance benefits under a group medical insurance benefits plan. Mr. Thornock, received no cash compensation for his services except medical insurance benefits under the group plan commencing March 1999 and ending May 2003. No other cash compensation has been awarded to, earned by or paid to either Mr. Capra or Mr. Thornock since our organization for all services each individual has performed in all capacities for Nicklebys.com and our subsidiaries. From June 2003 through December 2003, neither Mr. Capra nor Mr. Thornock received any cash compensation. At December 31, 2004, we owed Mr. Capra and Mr. Thornock $15,000 and $5,000, respectively, for services during 2004. Subsequent to December 31, 2004, we transferred to Messrs. Capra and Thornock certain items from our remaining inventory, acquired at a cost of approximately $20,000 and valued on our books at approximately $5,370, for the cancellation of an aggregate of $20,000 in accrued claims by them.

Item 2.  Description of Property
--------------------------------

Prior to the termination of our business, our executive offices and art showroom were located at 7393 44th Avenue, Suite One, Wheat Ridge, Colorado 80033. The facility, a storefront location comprised of approximately 1,500 square feet, was leased from Estate Traders, LLC at a base rental rate included in the commission fee we received from the lessor's sales of our inventory. The term of the lease was month-to-month, such that our termination did not create any debt or other obligation. Currently, Mr. Thornock is conducting remaining business of the Company from the offices of another business, for which we are not charged.

Item 3.  Legal Proceedings.
---------------------------

As of the date of this report, neither we nor our subsidiaries, Nickleby's Auction Gallery and Art Exchange knows of any legal proceedings to which any said company is a party or to which the property of any said company is the subject that are pending, threatened or contemplated or any unsatisfied judgments against Nicklebys.com or our subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2003, covered by this report, to a vote of our shareholders, through our solicitation of proxies or otherwise.


PART II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

(a)  Market Information, Holders and Dividends.
-----------------------------------------------

(i)  Market Information.
------------------------

Our common stock has been traded under the symbol NBYS.OB on the OTC Bulletin Board system. There has been no established public trading market for the common stock since our inception on January 13, 1999. We have 2,130,000 shares of common stock subject to outstanding options exercisable to purchase common stock. All of our 2,901,011 shares of common stock could be sold pursuant to Rule 144 under the Securities Act of 1933.

(ii) Holders.
-------------

As of the date of this report, we have approximately 147 shareholders of record of our 2,901,011 outstanding shares of common stock.

(iii) Dividends.
----------------

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

(iv) Securities authorized for issuance under equity compensation plans.
------------------------------------------------------------------------

The following table sets forth information with respect to individual compensation arrangements under which shares of our common stock are authorized for issuance as of March 31, 2003. We granted our executive officers/directors, a director, two former directors, one donee and two others, including a shareholder and our special securities counsel, options exercisable to purchase a total of 2,130,000 shares of common stock at an exercise price of $.66 per share through December 29, 2004. All of these options expired without exercise.

                      Equity Compensation Plan Information
                      ------------------------------------

                                                                   Number of Shares of
                       Number of Shares                           Common Stock Remaining
                       of Common Stock                             Available for Future
                      to Be Issued upon      Weighted Average     Issuance under Equity
                         Exercise of        Exercise Price of       Compensation Plans
                     Outstanding Options,  Outstanding Options,     (Excluding Shares
                     Warrants and Rights   Warrants and Rights   Reflected in Column (a))
   Plan Category             (a)                   (b)                     (c)
-------------------  --------------------  --------------------  ------------------------

Equity compensation       2,130,000               $.66                     -0-
plans not approved
by shareholders

(b)  Recent Sales of Unregistered Securities.
---------------------------------------------

Except for the issuance of options to purchase our common stock described above, all of which have expired, we did not issue any unregistered securities in the past three fiscal years. The options were issued pursuant to Section 4(6) of the Securities Act of 1933 to accredited investors, as defined in that provision and in Rule 501 under the Act.

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

Executive Overview
------------------

After having restructured our business to reduce costs and attempt to attain profitability, we determined that our inability to obtain additional capital and a continuing inability to attract customers to our website dictated a cessation of our business. While we believed that the quality of our inventory would attract buyers, we ultimately concluded that attaining market acceptance of the internet auction of art, if ever, would not occur soon enough to make continuing our operations in the best interests of our shareholders. We concluded that, our status as a public company with no assets or liabilities constitutes an asset that could be used to the advantage of our shareholders by merging with a private company desiring public status. To that end, we ceased operating our business during 2004, liquidated all of our assets and paid our obligations and focused our energies on obtaining a merger partner. Effectuation of a merger with Telzuit Technologies will provide our shareholders with a minority interest in an operating company with a possibility of growth and profitability in exchange for an aggregate majority interest in an unprofitable entity.

The following discussion and analysis covers material changes in our financial condition since December 31, 2002, and material changes in our results of operations for the year ended December 31, 2003, as compared to the year ended December 31, 2002 and material changes in our results of operations for the year ended December 31, 2004, as compared to the year ended December 31, 2003. Since we ceased operating during fiscal 2004, comparison of financial results are not indicative of two years of regular operations. A comparison of our financial condition in fiscal 2002 and 2003 provides a more appropriate perspective on our business and bases for our decision to terminate that business.

Our Results of Operations
-------------------------

Operating policies:
-------------------

     o Sales and marketing expenses consisted primarily of advertising, tradeshow and other promotional costs.
     o Product development expenses consisted primarily of employee compensation and payments to outside contractors.
     o General and administrative expenses consisted primarily of employee compensation, provision for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations and in 2003, an impairment loss.

     o Interest and other income, net consists of interest earned on cash, cash equivalents and investments as well as other miscellaneous non-operating transactions.
     o    Interest   expense   consists  of  interest  charges  on  credit  card
          purchases.

Year Ended December 31, 2004, Versus Year Ended December 31, 2003
-----------------------------------------------------------------

We incurred a net loss of $(88,844) ($.03 per share) for the year ended December 31, 2004, as compared to a net loss of $(230,127) ($.08 per share) for the year ended December 31, 2003. The reduction in our loss is due to a reduction in our business, but, in both cases, the costs of acquiring and marketing our inventory exceeded the revenues derived from selling it.

Sales and service revenues decreased from $227,409 for the year ended December 31, 2003, to $37,679 for the year ended December 31, 2004, primarily because, during fiscal 2004, we abandoned our business plan and stopped purchasing inventory. Our cost of sales decreased correspondingly from $234,895 in the prior year to $46,429 in the current year. We have, in isolated cases, reduced our minimum bid price in Internet auctions, which contributed to the negative margins. We sold or transferred to creditors substantially all of our inventory by December 31, 2004 and will expend the remainder of our assets during the beginning of 2005.

General and administrative expenses decreased from $142,246 for the year ended December 31, 2003, to $49,800 for the year ended December 31, 2004, primarily because we had terminated all employees and wound down our operations. Sales and marketing expenses decreased from $68,463 to $13,416, respectively, for the year ended December 31, 2003, as compared to the year ended December 31, 2004 because of a lack of inventory and focus on terminating operations.

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

General and administrative expenses decreased approximately 37%, from $241,583 for the year ended December 31, 2002, to $142,246 for the year ended December 31, 2003, primarily because of staff reductions and curtailed operations. Sales and marketing expenses increased approximately 34%, from $44,137 to $68,463, respectively, for the year ended December 31, 2002, as compared to the year ended December 31, 2003 due to an increase in freight out costs. Product development costs decreased from $5,700 to $-0- for the year ended December 31, 2002, and 2003, respectively. The decrease is because we are no longer incurring salaries and other costs attributable to the artRx.com project.

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

Estimate of Our Inventory's Lower of Cost or Market
---------------------------------------------------
We estimate known losses in our inventor and recognize them in the period of occurrence. During fiscal 2004, we recorded a charge totaling $15,000 to reduce our inventory value to estimated market cost.

Estimate of Our Property and Equipment's Net Realizable Value
-------------------------------------------------------------
During fiscal 2003, we recorded an impairment charge totaling $6,275 as a result of a review of our operational assets conducted by management. We estimated these impairment losses because of a significant change in the extent or manner in which the assets are used. The loss reflects a reduction in the service lives of equipment no longer used in day-to-day operations. We charged the impairment loss to general and administrative expenses.

Our Liquidity and Capital Resources
-----------------------------------

Liquidity refers to our ability to generate cash from operations. Capital resources refer to our capital expenditures commitments and plans.

Due to general economic conditions and other factors, we did not generate cash flows from operations within the time frames originally envisioned. In the past two fiscal years, we decided to abandon our business model, sell off our remaining inventory and to seek other business opportunities. In August 2003, we terminated all employees, relocated to the premise of an affiliate, Estate Traders, LLC, and contracted with the affiliate to operate the Company until substantially all inventory is sold and business operations are terminated. We compensated Estate Traders through a commission arrangement, paying 30 percent of each sale. We report this commission as general and administrative expenses. The preceding factors affect the comparability of the Company's financial results of operations, cash flows and financial position. In 2004, because we sold our inventory without replacing it, we required only $78 in cash flows from operations, compared with $50,353 in 2003. Our inventory policy also resulted in a material change to the level of our inventories of artwork and collectibles. We have available an unused line of credit of $5,000. We have no plans to purchase inventory in the future.

     Since we have sold or will sell substantially all our assets, we anticipate that most of our capital needs in 2005, prior to completing a merger or other combination, which will provide a capital infusion and a new business, will be for legal, accounting and other costs of that transaction and of winding down our business. We will use whatever assets remain for those purposes and believe that certain principals and significant shareholders or our merger partner may provide additional capital or assume certain liabilities in anticipation or effectuation of the merger.

Item 7.  Financial Statements.
------------------------------

The Consolidated Financial Statements of Nicklebys.com, Inc., and Nickleby's Auction Gallery Ltd. and Art Exchange, Inc., our wholly-owned subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants of Cordovano and Honeck, LLP, independent certified public accountants, required by this Item 7 commence on page F-1 and are incorporated herein by this reference. The Consolidated Financial Statements filed as part of this Annual Report on Form 10-KSB are listed in the Index to Financial Statements below:

                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm...............    F-2

Consolidated Balance Sheet at December 31, 2004.......................    F-3

Consolidated Statements of Operations for the years ended
   December 31, 2004, and 2003.........................................   F-4

Consolidated Statement of Changes in Shareholders' Deficit
   for the years ended December 31, 2004, and 2003.....................   F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 2004, and 2003........................................    F-6

Notes to Consolidated Financial Statements.............................   F-7


Item  8.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
---------------------

There were no disagreements with our independent registered public accounting firm.


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


       Name                Age            Position
----------------------    -----    ---------------------------------------------
Scott M. Thornock           45     Chief Executive Officer, Chief Financial
                                   Officer, Secretary and Director

Bruce A. Capra              51     President and Chairman of the Board of
                                   Directors

Paul J. Zueger              67     Director

Wayne F.J. Yakes, M.D.      51     Director

------------------
*The above-named individuals may be deemed to be "promoters" and "parents" of Nicklebys.com and our subsidiaries, as those terms are defined under the General Rules and Regulations promulgated under the Securities Act of 1933.

General
-------

Directors hold office until the next annual meeting of Nicklebys.com's shareholders and until their respective successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Mr. Capra is employed part-time by Nicklebys.com and Mr. Thornock regularly devotes approximately no hours per month to the business and affairs of Nicklebys.com, Nickleby's Auction Gallery and/or Art Exchange. Messrs. Zueger and Yakes devote such time and effort to the business and affairs of Nicklebys.com and/or our subsidiaries as may be necessary to perform their responsibilities as directors of the companies. Set forth below under "Business Experience" is a description of the business experience of Messrs. Thornock, Capra, Zueger and Yakes. We anticipate that all of these individuals will resign as officers and directors upon closing of a merger transaction.

Family Relationships
--------------------

There are no family relationships between or among the executive officers and directors of Nicklebys.com and our subsidiaries.

Business Experience
-------------------

Scott M. Thornock has approximately twenty-one years of experience in the real estate development business and in the management of a number of private and public, start-up companies. He has served as the Chief Executive Officer and a director of Nicklebys.com since October 16, 2000, and as the President, the Chief Financial Officer, the Secretary and a director of Nicklebys.com from the date of our inception on January 13, 1999, through October 16, 2000. He has been the sole owner and managing member of Paragon Real Estate and Development, L.L.C., a Denver, Colorado-based residential real estate development, brokerage and business consulting firm that has performed administrative supervision, financial management and other services fora significant number of Colorado limited liability companies of which Mr. Thornock has been the founder, the manager and a member, since he founded the company in March 1996. These limited liability companieshave raised capital from time-to-time over the past approximately fifteen years for the purposes of acquiring, developing, constructing and/or brokering multi-family, residential properties located in the Denver metropolitan area Mr. Thornock has held a real estate brokers license in the State of Colorado since December 1995. He received a Bachelor of Arts degree in history and a Masters degree in business management from the University of Colorado, Boulder, Colorado, in 1982 and 1994, respectively.

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

Adoption of Code of Ethics
--------------------------

We did not adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions principally because (1) we were terminating our business operations and winding down our business in a fashion that required little action by those individuals which would implicate ethical concerns, (2) few, if any, activities of the Company involved material governmental regulation, and (3) we believed that communications with legal and accounting professionals accurately apprised those individuals of their responsibilities.

Item 10.  Executive Compensation.
---------------------------------

The following table sets forth information concerning the compensation of our executive officers, including the dollar value of base salary and/or other annual compensation earned, and the number of securities underlying stock options granted, during the 2003, the 2002 and the 2001 fiscal years.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                    Long Term Compensation
                      Annual Compensation                   Awards
                   --------------------------  ---------------------------------
    (a)      (b)      (c)          (d)              (e)               (f)
Name and                       Other Annual     Restricted        Securities
Principal                     Compensation     Stock Award(s)     Underlying
Position     Year  Salary($)       ($)              ($)         Options/SAR's(#)
--------------------------------------------------------------------------------

Scott M.     2004  $  5,000    $    -0-*           $-0-               -0-
Thornock,    2003  $  -0-      $    890*           $-0-               -0-
Chief        2002  $  -0-      $  2,554*           $-0-               -0-
Executive
Officer,
Chief
Financial
Officer and
Secretary

Bruce        2004  $ 15,000    $    -0-*           $-0-               -0-
A. Capra,    2003  $ 25,000    $  3,000*           $-0-               -0-
President    2002  $ 60,000    $  4,945*           $-0-               -0-
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

Stock Option Grants
-------------------

On December 30, 1999, we granted Mr. Capra options exercisable to purchase 453,300 shares of common stock, and Mr. Thornock options exercisable to purchase 439,000 shares of common stock, at an exercise price of $.66 per share through December 29, 2004. See Part I, Item 7. All of these options have expired without any being exercised. "Certain Relationships and Related Transactions," and Part II, Item 4. "Recent Sales of Unregistered Securities," for a description of stock option grants to other directors and others.

Long-Term Incentive Plans
-------------------------

We did not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any of these plans for the foreseeable future.

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

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters.
----------------------------

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2004, by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director of Nicklebys.com and our subsidiaries and all executive officers and directors of Nicklebys.com and our subsidiaries as a group. Under the General Rules and Regulations of the U.S. Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned.


                                           Shares           Percentage
                                        Beneficially            of
         Beneficial Owner                 Owned (1)          Class (2)
------------------------------------   ---------------   -----------------

Bruce A. Capra (3) (4)                     469,967            16.20%
6343 Umber Circle
Golden, Colorado  80403

Scott M. Thornock (3) (4)                  348,000            12.00%
650 South Cherry Street, Suite #310
Denver, Colorado  80246

Entrepreneur Investments LLC               202,500             6.98%
1869 West Littleton Boulevard
Littleton, Colorado  80120

Mike Tanner                                214,380             7.39%
1869 W. Littleton  Blvd.
Littleton, CO 80120

Paul J. Zueger (4) (5)                     234,966            10.34%
3177 South Parker Road
Aurora, Colorado  80014

Wayne F.J. Yakes, M.D. (4)                  80,000             1.60%
1800 East Green Oaks Drive
Littleton, Colorado  80121

All executive officers and directors     1,132,933            39.05%
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

(5) Mr. Paul J. Zueger, a director of Nicklebys.com, is the trustee of the Zueger Family Trust whose shares are included in these holdings under the General Rules and Regulations of the U.S. Securities and Exchange Commission.

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

On January 15, 1999, we acquired all 5,100 outstanding shares of common stock of Nickleby's Auction Gallery Ltd. then owned by Mr. Bruce A. Capra, our President, Chairman and owner of 19.9% of our outstanding common stock. We paid the sum of $47,832 for the shares. As a result of the acquisition, we obtained net assets valued at $26,183, including, primarily, Nickleby's Auction Gallery's customized web site and customer list; an inventory of fine artworks; the right to use the names "Nickleby's," "Nickleby's International Auctions" and "Nickleby's Auction Gallery"; and the domain names http://www.nicklebys.com and http://www. forbidding.com. In the consolidated financial statements that accompany this report, goodwill of $21,649 resulting from the transaction was charged to additional paid-in capital because the acquisition was between related parties. We intend to dissolve both of these wholly-owned subsidiaries.

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

Item 13.  Exhibits.
-------------------

(a) The exhibits  required to be filed with this Annual Report on Form 10-KSB by
Item 601 of Regulation S-B, as described in the following index of exhibits, are appended to this Annual Report or incorporated herein by reference, as follows:


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

31.1      Certification  Pursuant  to  Rule   13a-14(a)/15d-14(a),   as  Adopted
          Pursuant to Section 302 of the  Sarbanes-  Oxley Act of 2002 for Scott
          H. Thornock

31.2      Certification  Pursuant  to  Rule   13a-14(a)/15d-14(a),   as  Adopted
          Pursuant to Section 302 of the  Sarbanes-  Oxley Act of 2002 for Bruce
          A. Capra

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bruce A. Capra.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Scott M. Thornock.

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

                                         NICKLEBYS.COM, INC.
                                         -------------------




Date:  March 30, 2005                    By: /s/ Scott M. Thornock
                                            ---------------------------------
                                            Scott M. Thornock, Chief Executive
                                            Officer, Chief Financial Officer
                                            and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Date:  March 30, 2005                    By: /s/ Scott M. Thornock
                                            ----------------------------------
                                            Scott M. Thornock, Chief Executive
                                            Officer, Chief Financial Officer,
                                            Secretary and Director



Date:  March 30, 2005                    By: /s/ Bruce A. Capra
                                            ----------------------------------
                                            Bruce A. Capra, President and
                                            Chairman of the Board of Directors

                               NICKLEBYS.COM, INC.
                               -------------------

                        Consolidated Financial Statements
     (With Report of Independent Registered Public Accounting Firm Thereon)

                           December 31, 2004 and 2003




























                            Cordovano and Honeck LLP
                          Certified Public Accountants
                                Denver, Colorado

                               NICKLEBYS.COM, INC.
                   Index to Consolidated Financial Statements


                                                                        Page
                                                                        ----

Report of independent registered public accountanting firm.......        F-2

Consolidated balance sheet at December 31, 2004..................        F-3

Consolidated statements of operations for the years ended
    December 31, 2004 and 2003...................................        F-4

Consolidated statement of changes in shareholders' deficit

    from January 1, 2003 through December 31, 2004...............        F-5

Consolidated statements of cash flows for the years ended
    December 31, 2004 and 2003...................................        F-6

Notes to consolidated financial statements.......................        F-7

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM
           ----------------------------------------------------------

To the Board of Directors and
Shareholders of Nicklebys.com, Inc.:


We have audited the accompanying consolidated balance sheet of Nicklebys.com, Inc., a Colorado corporation, and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nicklebys.com, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about their ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.



Cordovano and Honeck LLP
Denver, Colorado
March 8, 2005

                               NICKLEBYS.COM, INC.
                           Consolidated Balance Sheet

                                December 31, 2004

                                     Assets
                                     ------
Current assets:
   Cash................................................................     $            79
   Accounts receivable.................................................                 850
   Merchandise inventories, at the lower of cost or market.............               5,370
                                                                            ----------------

      Total current assets.............................................     $         6,299
                                                                            ================

                      Liabilities and Shareholders' Deficit
                      -------------------------------------

Current liabilities:
   Accounts payable, trade.............................................     $        16,219
   Accrued salaries (Note 2)...........................................              20,000
   Other accrued liabilities...........................................                  68
                                                                            ----------------

      Total current liabilities........................................              36,287
                                                                            ----------------

Shareholders' deficit (Note 4):
   Preferred stock, par value $0.001; 3,000,000 shares authorized;
     -0- shares issued and outstanding.................................                  --
   Common stock, par value $0.0001; 30,000,000 shares authorized;
     2,901,011 shares issued and outstanding...........................                 291
   Additional paid-in capital..........................................           5,266,810
   Retained deficit....................................................          (5,297,089)
                                                                            ----------------

      Total shareholders' deficit......................................             (29,988)
                                                                            ----------------

      Total liabilities and shareholders' deficit......................     $         6,299
                                                                            ================




















          See accompanying notes to consolidated financial statements.

                               NICKLEBYS.COM, INC.
                      Consolidated Statements of Operations

                                                                     For the Years Ended
                                                                       December 31,
                                                             ------------------------------------
                                                                   2004                2003
                                                             ----------------    ----------------
Sales and service revenues:
   Sales of artwork and collectables....................     $        37,679     $        227,409
   Commission revenue...................................                  --                2,991
   Hosting fees.........................................                  --                   50
                                                             ----------------    ----------------
      Total sales and service revenues..................              37,679              230,450
                                                             ----------------    ----------------

Costs and expenses:
   Cost of sales, artwork and collectables:
    Related party (Note 2)..............................                  --               49,445
    Others..............................................              46,429              185,450
                                                             ----------------    ----------------
      Total cost of sales...............................              46,429              234,895

   Sales and marketing (Note 2).........................              13,416               68,463
   Depreciation and amortization........................               1,878               10,120
   Loss due to market decline of inventory (Note 1).....              15,000                   --
   Impairment charge (Note 1)...........................                  --                6,275
   General and administrative:
    Related parties (Note 2)............................               4,472                   --
    Others .............................................              45,328              142,426
                                                             ----------------    ----------------
      Total general and administrative expenses.........              49,800              142,426
                                                             ----------------    ----------------

         Total operating expenses.......................             126,523              462,179
                                                             ----------------    ----------------

            Loss from operations........................             (88,844)            (231,729)

Other income:
   Interest income......................................                  --                   94
   Other income.........................................                  --                1,508
                                                             ----------------    ----------------
         Net loss before income taxes...................             (88,844)            (230,127)
                                                             ----------------    ----------------

Provision for income taxes (Note 5).....................                  --                   --
                                                             ----------------    ----------------
         Net loss.......................................     $       (88,844)    $       (230,127)
                                                             ================    =================

Basic and diluted loss per share........................     $         (0.03)    $          (0.08)
                                                             ================    =================

Weighted average common shares outstanding..............           2,901,011            2,901,011
                                                             ================    =================













          See accompanying notes to consolidated financial statements.

                               NICKLEBYS.COM, INC.
           Consolidated Statement of Changes in Shareholders' Deficit



                                        Common Stock            Additional                      Total
                                 ---------------------------     paid-in        Retained     shareholders'
                                    Shares       Par value       capital        deficit        deficit
                                 ------------   ------------   ------------   ------------   ------------
Balance at
   January 1, 2003...............  2,901,011    $       291    $ 5,266,810    $(4,978,118)   $   288,983
Net loss.........................         --             --             --       (230,127)      (230,127)
                                 ------------   ------------   ------------   ------------   ------------
Balance at
   December 31, 2003.............  2,901,011            291      5,266,810     (5,208,245)        58,856
Net loss.........................         --             --             --        (88,844)       (88,844)
                                 ------------   ------------   ------------   ------------   ------------
Balance at
   December 31, 2004.............  2,901,011    $       291    $ 5,266,810    $(5,297,089)   $   (29,988)
                                 ============   ============   ============   ============   ============

































          See accompanying notes to consolidated financial statements.

                               NICKLEBYS.COM, INC.
                      Consolidated Statements of Cash Flows

                                                                            For the Years Ended
                                                                                December 31,
                                                                    ------------------------------------
                                                                          2004                2003
                                                                    ----------------    ----------------
Cash flows from operating activities:
   Net loss....................................................     $       (88,844)    $      (230,127)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
      Impairment charges (Note 1)..............................              15,000               6,675
      Depreciation and amortization............................               1,878              10,120
      Changes in working capital items:
         Decrease in inventory and other current assets........              46,282             163,506
         (Decrease) Increase in accounts payable and other
           current liabilities.................................              25,606                (527)
                                                                    ----------------    ----------------
            Net cash used in operating activities..............                 (78)            (50,353)
                                                                    ----------------    ----------------

Cash flows from investing activities:
    Capital expenditures.......................................                  --                (555)
                                                                    ----------------    ----------------
            Net cash used in investing activities..............                  --                (555)
                                                                    ----------------    ----------------

            Net change in cash.................................                 (78)            (50,908)

Cash, beginning of year........................................                 157              51,065
                                                                    ----------------    ----------------

Cash, end of year..............................................     $            79     $           157
                                                                    ================    ================

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest.................................................     $            --     $            56
                                                                    ================    ================
      Income taxes.............................................     $            --     $            --
                                                                    ================    ================


























          See accompanying notes to consolidated financial statements.

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements



(1)  Summary of Significant Accounting Policies
-----------------------------------------------

The Company
-----------
Nicklebys.com, Inc. (the "Company") was incorporated in Colorado in January 1999. The Company conducted live art auctions of its own inventory over the Internet and at designated sites throughout the United States. In addition, the Company retailed artwork at its showroom in Wheat Ridge, Colorado and sold consignment artwork on behalf of others. The Company has two inactive wholly owned subsidiaries; Nicklebys Auction Gallery Ltd. ("NAGL") and Art Exchange, Inc. ("AEI"). NAGL and AEI were organized in Colorado on March 16, 1994 and March 15, 1999, respectively.

Liquidity
---------
Due to general economic conditions and other factors, the Company did not achieve its planned operations within the time frames originally envisioned by management. In 2003, management decided to abandon its business model, sell off its remaining inventory and to seek other business opportunities. In August 2003, the Company terminated all employees, relocated to the premise of an affiliate, Estate Traders, Inc., and contracted with the affiliate to operate the Company until substantially all inventory is sold and business operations are terminated in exchange for a commission of 30 percent of each sale. The preceding factors affect the comparability of the Company's financial results of operations, cash flows and financial position.

Principles of consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (NAGL and AEI). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications
-----------------
Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

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

Loss per common share
---------------------
The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of common shares issuable upon the exercise of stock options, are included in diluted net loss per share to the extent such shares are dilutive. As of December 31, 2004 and 2003, there were -0- and 2,130,000 vested stock options outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements



Financial instruments and cash equivalents
------------------------------------------
The Company's financial instruments including accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less. At December 31, 2004 there were no cash equivalents.

Allowance for Doubtful Accounts
-------------------------------
The Company has no allowance established for doubtful accounts receivable as management considers all receivables to be fully collectible.

Inventories
-----------
Inventories, consisting of retail artwork and collectibles, are stated at the lower of cost (using the specific identification method) or market. In 2004 management determined that the revenue producing ability of certain inventory was no longer as great as its original cost. The loss in utility, determined by management to be $15,000 and $-0- in 2004 and 2003, respectively, was charged against revenue. The losses are reflected as part of operating expenses in the accompanying financial statements.

Property, equipment and depreciation
------------------------------------
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is estimated to be three to seven years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated.

Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

At December 31, 2004, all of the Company's property and equipment were fully depreciated. Depreciation expense totalled $1,878 and $9,445 for the years ended December 31, 2004 and 2003, respectively.

In 2003, management determined that the revenue producing ability of certain equipment was no longer as great as its original cost. The loss in utility, determined by management to be $-0- and $6,275 in 2004 and 2003, respectively, was charged against revenue.

Intangible assets
-----------------
Intangible assets are amortized as follows:

Capitalized website software......................      3 years
Mailing list......................................      3 years

At December 31, 2004, the Company's intangible assets were fully amortized. Amortization expense totalled $338 and $675 for the years ended December 31, 2004 and 2003, respectively.

Impairment of long-lived assets
-------------------------------
In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates their long-lived assets (excluding the full cost pool), including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of
whether   impairment  has  occurred  is  based  on   management's   estimate  of

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements



undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value determine the amount of the impairment recognized. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

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


(2)  Related Party Transactions
-------------------------------

In March 2005, the Board of Directors approved the payment of accrued salaries to the president and chief financial officer. Such salaries, totalling $20,000, were related to work performed by the officers during the year ended December 31, 2004. This amount is reflected as accrued salaries in the accompanying financial statements.

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements



Commencing August 2003, the Company contracted with an affiliate, Estate Traders, Inc., to operate the Company until substantially all inventory are sold and business operations are terminated in exchange for a commission of 30 percent of each sales. During the years ended December 31, 2004 and 2003, the Company paid commissions to its affiliate of $13,416 and $16,500, respectively.

In August 2003, the Company relocated its operations to the premise of Estate Traders, Inc. During the years ended December 31, 2004 and 2003, the Company paid rent to its affiliate in the amount of $4,472 and $-0-, respectively.

The Company purchases its merchandise inventory from an officer and an affiliate in the normal course of business. During the years ended 2004 and 2003, respectively, the Company purchased inventory in the amount of $-0- and $48,805 from the officer, and $-0- and $640 from the affiliate.


(3)  Line of Credit
-------------------

The Company has a line of credit for $5,000, of which $5,000 was unused at December 31, 2004. Advances made on the line of credit carry an average annual interest rate of approximately 5 percent at December 31, 2004 and may be extended annually with the consent of the financial institution. The line of credit is personally guaranteed by the President of the Company and secured by the Company's cash deposits at the financial institution.


(4)  Capital Stock
------------------

Preferred stock
---------------
As provided in its Articles of Incorporation, the Company is authorized, subject to limitations prescribed by Colorado law, for the issuance of preferred stock in one or more series as determined by the Board of Directors. Each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. At December 31, 2004, there were 3,000,000 shares of preferred stock authorized for issuance, and no shares issued and outstanding.

Common stock
------------
The Company is authorized to issue 30,000,000 shares of $0.0001 par value common stock. At December 31, 2004, there were 2,901,011 shares of common stock issued and outstanding.

Stock Options
-------------
At January 1, 2003,  the Company had options  outstanding,  including  1,105,000 options issued to officers and employees and 1,025,000 options issued to non-employees. All options expired on December 29, 2004. A summary of the status of the Company's stock option awards is presented as follows:

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements



                                                            Weighted     Weighted Avg
                                              Number          Avg         Remaining
                 Options                   Exercisable   Exercise Price      Life
-------------------------------------------------------  --------------  ------------
Outstanding at January 1, 2003........       2,130,000        $0.66        2 years
Granted...............................               -
Exercised.............................               -
Cancelled.............................               -
Expired...............................               -
                                           ------------
Outstanding at December 31, 2003......       2,130,000        $0.66        1 year
Granted...............................               -
Exercised.............................               -
Cancelled.............................               -
Expired...............................      (2,130,000)
                                           ------------
Outstanding at December 31, 2004......               -
                                           ============


(5)  Income Taxes
-----------------

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows for the years ended December 31, 2004 and 2003:

                                                 2004                2003
                                           ----------------    ----------------

U.S. statutory federal rate................         20.08%              26.92%
State income tax rate......................          4.00%               3.65%
Net operating loss for which minimal
   tax benefit is currently available......        -24.08%             -30.57%
                                           ----------------    ----------------
                                                     0.00%               0.00%
                                           ================    ================

Deferred income taxes from operations for the years ended December 31, 2004 and 2003, consisted of the following components: (1) current tax benefit resulting from the net loss before income taxes, and (2) deferred tax expense resulting from the valuation allowance recorded against the deferred tax asset (which is substantially comprised of net operating losses carryfoward). The net operating loss carryfoward totalled $715,533 and $626,709, respectively at December 31, 2004 and 2003. The amount of valuation allowance, which approximates the current tax benefit, for the years ended December 31, 2004 and 2003 were $21,389 and $94,006, respectively, resulting in net change of $72,617. Net operating loss carryforwards will expire through 2024.

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

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation that could reduce or defer the utilization of those losses

                               NICKLEBYS.COM, INC.
                   Notes to Consolidated Financial Statements



(6)  Subsequent Event
---------------------

In January 2005, the Company entered into a letter of intent to merge its business operations with Telzuit Technologies, LLC, ("Telzuit") a Florida limited liability company headquartered in Orlando, Florida. Telzuit is engaged in the development of a wireless heart-monitoring device. If the merger is ultimately consummated, Telzuit will acquire a controlling interest of the Company's issued and outstanding shares of common stock. However, there is no assurance that the merger will be consummated.