Form 10QSB
period 2005-03-31
NICKLEBYS COM INC
filed 2005-05-19
CIK 1077720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2005                 Commission File Number 0-33339
                   ---------------                                       -------


                               NICKLEBYS.COM, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


           COLORADO                                              84-1494708
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)

3179 South Peoria Court Aurora, Colorado                              80014
--------------------------------------------                          -----
(Address of principal executive offices)                            (Zip code)

                                 (303) 535-5800
                                 --------------
              (Registrant's telephone number, including area code)

        7393 West 44th Avenue, Wheat Ridge, Colorado 80033 (303) 425-0607
        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes  X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common stock,  $.0001 par value                          2,901,011
------------------------------------             -------------------------------
          Class                                  Number of shares outstanding
                                                          at May 17, 2005


--------------------------------------------------------------------------------
                     This document is comprised of 14 pages

PART I -FINANCIAL INFORMATION
-----------------------------

ITEM I FINANCIAL STATEMENTS
---------------------------



                               NICKLEBYS.COM, INC.

                                                                         Page
                                                                     -----------

           Condensed Consolidated Balance Sheet as of March 31,
             2005 (unaudited) ........................................     3

           Condensed Consolidated Statements of Operations for the
             Three Months Ended March 31, 2005 and 2004
             (unaudited)..............................................     4

           Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2005 and 2004 (unaudited)...     5

           Notes to Condensed Consolidated Financial Statements
             (unaudited) .............................................     6

Item 2.    Management's Discussion and Analysis or Plan of Operation..     7

Item 3.    Controls and Procedures....................................     8

                                     Part II

Items 1-6. Other Information .........................................     8

           Signatures.................................................    10

           Certifications.............................................    11

                               NICKLEBYS.COM, INC.
                      Condensed Consolidated Balance Sheet
                                 March 31, 2005
                                   (Unaudited)


                                     Assets

Cash...........................................................   $         380
Accounts receivable............................................             250
Merchandise inventories, at the lower of cost or market........           3,570
                                                                  --------------

       Total assets............................................           4,200
                                                                  ==============


                      Liabilities and Shareholders' Deficit

Liabilities:
   Accounts payable ...........................................   $      22,765
   Accrued salaries............................................          20,000
                                                                  --------------

       Total liabilities.......................................          42,765

Shareholders' deficit:
   Common stock................................................             291
   Additional paid-in capital..................................       5,266,809
   Retained deficit............................................      (5,305,665)
                                                                  --------------

       Total shareholders' deficit.............................         (38,565)
                                                                  --------------

       Total liabilities and shareholders' deficit.............           4,200
                                                                  ==============



















      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                              Three Months Ended
                                                                  March 31,
                                                       --------------------------------
                                                            2005              2004
                                                       --------------    --------------

Sales of art work and collectibles:                    $       1,300     $      15,015
                                                       --------------    --------------

Operating expenses:
   Cost of sales, artwork and collectibles........             1,800            18,821
   Management fee paid to affiliate...............                 -             6,975
   Depreciation and amortization..................                 -               680
   General and administrative.....................             8,076            11,787
                                                       --------------    --------------
       Total operating expenses...................             9,876            38,263
                                                       --------------    --------------
       Loss from operations.......................            (8,576)          (23,248)

Provision for income taxes........................                 -                 -
                                                       --------------    --------------

       Net loss...................................     $      (8,576)    $     (23,248)
                                                       ==============    ==============

Basic and diluted loss per share..................     $       (0.00)    $       (0.01)
                                                       ==============    ==============

Weighted average common shares outstanding........         2,901,011         2,901,011
                                                       ==============    ==============






















      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                          Three Months Ended
                                                                              March 31,
                                                                   --------------------------------
                                                                        2005              2004
                                                                   --------------    --------------

Net cash provided by (used in) operating activities..........      $         301     $        (156)
                                                                   --------------    --------------

Net change in cash...........................................                301              (156)
   Cash at beginning of period...............................                 79               156
                                                                   --------------    --------------
   Cash at end of period.....................................      $         380     $          --
                                                                   ==============    ==============

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest..............................................      $          --     $          --
                                                                   ==============    ==============
       Income taxes..........................................      $          --     $          --
                                                                   ==============    ==============



































      See accompanying notes to condensed consolidated financial statements

                               NICKLEBYS.COM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1: Basis of presentation
        ---------------------

We have prepared the financial statements presented herein in accordance with the accounting policies as set forth in our Form 10-KSB filing for the year ended December 31, 2004. The accompanying financial statements presented herein should be read in conjunction with the footnotes included in the Form 10-KSB filing.

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

Note 2: Related party transactions
        --------------------------

Commissions paid to Estate Traders, LLC totaled $-0- and $6,975 during the three months ended March 31, 2005 and 2004, respectively. The commissions represent a management fee for services performed on our behalf and are reflected as cost of sales and selling costs in the accompanying financial statements. During the three months ended March 31, 2005, Estate Traders, LLC waived all commissions on sales.

Note 3: Income taxes
        ------------

We record our income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". We incurred net operating losses during the three months ended March 31, 2005, resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Item 2: MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis covers material changes in the financial condition of Nicklebys.com, Inc. ("Company" or "us") since December 31, 2004 and material changes in our results of operations for the three months ended March 31, 2005 as compared to the same periods in 2004. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 2004, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations
---------------------

We have been unable to meet the objectives of our business plan to sell artwork and collectibles via the Internet for the following reasons, among others; (1) undercapitalization, (2) failure to penetrate the Internet market, (3) industry conditions, and (4) general economic conditions. Our cash balance is very low and we are selling product at below cost. We have restructured our operations to address our present economic reality. In August 2003, our Board of Directors approved a restructuring plan. By following this plan, we have drastically reduced expenses, terminated all of our employees and engaged a related entity, Estate Traders, LLC ("Estate Traders") to manage our affairs. We are currently paying Estate Traders a commission of 50% on all sales as reimbursement for management services. During the three months ended March 31, 2005, Estate Traders waived all commissions on sales.

Three Months Ended March 31, 2005, Versus Three Months Ended March 31, 2004
---------------------------------------------------------------------------

We incurred a net loss of $8,576 ($.00 per share) for the three months ended March 31, 2005, as compared to a net loss of $23,248 ($.01 per share) for the three months ended March 31, 2004 primarily because of the following:

1. Sales revenue decreased from $15,015 for the three months ended March 31, 2004, to $1,300 for the three months ended March 31, 2005 primarily due to the lack of demand for our inventory of artwork and collectibles and our own curtailed operations. Our gross margin dropped 13 percent from the year earlier period (-38% and -25% for the three months ended March 31, 2005 and 2004, respectively). In order to liquidate our inventory to raise cash to pay our obligations, we are selling merchandise at below cost. We expect to continue to sell certain products at below cost for the foreseeable future.

2. General and administrative expenses decreased from $11,787 for the three months ended March 31, 2004 to $8,076 for the three months ended March 31, 2005, primarily due to the cost reduction plan resulting from the restructuring of our operations.

3. Management fee paid to affiliate decreased from $6,975 to $-0- for the three months ended March 31, 2004 as compared with the three months ended March 31, 2005. We currently pay Estate Traders a sales commission which we classify as management fees in the accompanying condensed consolidated financial statements. During the three months ended March 31, 2005, Estate Traders waived all commissions on sales.

Financial Condition and Liquidity
---------------------------------

Operations are the source of our liquidity. Our cash balance has increased from $79 to $380 since year-end. We have current assets of $4,200 compared with current liabilities of $42,765 as of March 31, 2005. However, included in the current assets are inventories of artwork and collectibles totaling $3,570 (or 85 percent of current assets). We are no longer purchasing inventory and have booked an inventory reserve of $15,000. We are not current on our obligations as of March 31, 2005 and to that extent, we operate at the forbearance of our creditors. We have no plans to file bankruptcy or close our doors. However, we are currently studying several alternative courses of action.

Item 3. Controls and Procedures
-------------------------------

The Company does not have formal disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2005. The Company's Chief Executive Officer and Chief Financial Officer have determined, however, that the Company's informal controls and procedures were adequate and effective to:

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


Part II   Other Information
---------------------------

Item 1 - Legal Proceedings:
          None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:
          None.

Item 3 - Defaults Upon Senior Securities:
          None.

Item 4 - Submission of Matters to a Vote of Security Holders:
          None.

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


SIGNATURES
----------

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2005 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               NICKLEBYS.COM, INC.
                                               -------------------
                                                   (Registrant)


DATE:    May 17, 2005                          BY: /s/ Scott Thornock
         --------------                           -----------------------------
                                                  Scott Thornock
                                                  CEO, President and Treasurer