Form 10QSB
period 2005-06-30
NICKLEBYS COM INC
filed 2005-08-15
CIK 1077720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2005                                                         Commission File Number 0-33339

NICKLEBYS.COM, INC.
(Exact name of registrant as specified in its charter)

            COLORADO                                                                                                 84-1494708
(State or other jurisdiction of                                                                (I.R.S. Employer Identification No.)
 Incorporation or organization)

3179 South Peoria Court, Aurora, Colorado                                                                                      80014
(Address of principal executive offices)                                                                                           (Zip code)

(303) 535-5800
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
                      Class                                                         Number of shares outstanding at August 11, 2005

This document is comprised of 14 pages

PART I -FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

NICKLEBYS.COM, INC.

		Page
	Condensed Consolidated Balance Sheet as of June 30, 2005 (unaudited)	3

	Condensed Consolidated Statements of Operations for the Three and
	Six Months Ended June 30, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2005 and 2004 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis or
	Plan of Operation	7

Item 3.	Controls and Procedures	9

Part II

Items 1-6.	Other Information	9

	Signatures	10

	Certifications.	11

NICKLEBYS.COM, INC.
Condensed Consolidated Balance Sheet
June 30, 2005
(Unaudited)

Assets
Cash	$ 757
Merchandise inventories, at the lower of cost or market	3,570

Total assets	$ 4,327

Liabilities and Shareholders' Deficit

Liabilities:
Accounts payable	$ 29,021
Accrued salaries	20,000
Notes payable to related parties (Note 2)	3,500

Total liabilities	52,521

Shareholders' deficit:
Common stock	291
Additional paid-in capital	5,266,809
Retained deficit	(5,315,294)

Total shareholders' deficit.	(48,194)

Total liabilities and shareholders' deficit.	$ 4,327

See accompanying notes to condensed consolidated financial statements

NICKLEBYS.COM, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Sales of art work and collectibles:	$-	$3,320	1,300	$18,335

Operating expenses:
Cost of sales, artwork and collectibles	-	38,802	1,800	57,623
Sales and marketing	-	3,310	-	8,635
Depreciation and amortization	-	260	0	940
Loss on disposal of assets	461	-	461	-
General and administrative	9,670	1,968	17,746	15,405

Total operating expenses	10,131	44,340	20,007	82,603

Loss from operations	(10,131)	(41,020)	(18,707)	(64,268)

Non-operating income	503	-	503	-

Loss before inocme taxes	(9,628)	(41,020)	(18,204)	(64,268)

Provision for income taxes (Note 3)	-	-	-	-

Net loss	$(9,628)	$(41,020)	(18,204)	$(64,268)

Basic and diluted loss per share	$(0.00)	$(0.01)	(0.01)	$(0.02)

Weighted average common shares outstanding	2,901,011	2,901,011	2,901,011	2,901,011

See accompanying notes to condensed consolidated financial statements

NICKLEBYS.COM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Net cash provided by (used in) operating activities	$(2,822)	$813

Cash flows from financing activities:
Proceeds from officer loans (Note 2)	3,500	-
Net cash provided by financing activities	3,500	-

Net change in cash	678	813

Cash at beginning of period	79	156

Cash at end of period	$757	$969

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

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

Note 2: Related Party Transactions

On May 27, 2005, Bruce Capra, the Company’s Chief Financial Officer, loaned the Company $500 in exchange for a promissory note.  The note carries no interest rate and is due on demand, and the funds were used to pay the expenses of formatting and filing the Company’s 10-KSB with the SEC.  On June 28, 2005, Scott Thornock, the Company’s Chief Executive Officer, loaned the Company $3,000 in exchange for a promissory note.  The note carries no interest rate and is due on demand, and the funds are being used to pay attorneys’ fees related to the Merger described below (see Note 4).  These loans are included in the accompanying condensed, consolidated financial statements as “Notes payable to related parties.”  Management expects the loans to be settled pursuant to the terms of the Agreement and Plan of Merger described below (see Note 4).

Commissions paid to Estate Traders, LLC totaled $0 and $6,975 during the six months ended June 30, 2005 and 2004, respectively.  The commissions represent a management fee for services performed on our behalf and are reflected as cost of sales and selling costs in the accompanying financial statements.  During the six months ended June 30, 2005, Estate Traders, LLC waived all commissions on sales.  There were no sales during the three months ended June 30, 2005.

Note 3: Income Taxes

We record our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  We incurred net operating losses during the six months ended June 30, 2005, resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $0 of income taxes.

Note 4: Agreement and Plan of Merger

On July 19, 2005, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with FIIC, Inc., a privately-held Delaware corporation (“FIIC”), Nicklebys Acquisition Corp., a privately-held Nevada corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), and certain of the Company’s principal shareholders.  The Company announced and filed a copy of the Agreement as an Exhibit on Form 8-K on July 20, 2005.

The Merger is to be effectuated through the Merger Sub, which will merge with and into FIIC, with FIIC being the surviving corporation.  The Company will issue shares of its common stock on a one-for-one basis to the stockholders of FIIC in exchange for 100% of the issued and outstanding shares of common stock of FIIC. Additionally, the Company will assume options and warrants to purchase shares of its common stock on the same terms and conditions as previously issued by FIIC.  Pursuant to the Agreement, the Company will assume FIIC’s 2005 Stock Option, Deferred Stock and Restricted Stock Plan as the stock option plan of the Company.

The Company will also cancel 500,000 shares of its common stock held by its stockholders in exchange for aggregate cash remuneration of $200,000, and, immediately following the closing of the Merger, will distribute any remaining Company assets to one of the Company’s directors and principal shareholders and the difference between $75,000 and Company’s remaining liabilities to another director and principal shareholder, as designated in the Agreement.

Immediately prior to the Merger, the Company will effectuate a 1-for-2.00317 reverse stock split of its common stock. Additionally, immediately following the Merger, the Company will reincorporate from the State of Nevada to the State of Delaware and will change its corporate name from Nicklebys.com, Inc. to FIIC Holdings, Inc., or such other name as FIIC may select prior to the closing of the Merger.

The Merger will result in a change-in-control of the Company by FIIC and its stockholders and the assumption of FIIC’s operations and liabilities.  In connection with the change-in-control, the Board of Directors and management of FIIC will become the Board of Directors and management of the Company.

Closing of the Merger is contingent on a number of conditions set forth in the Agreement, including approval of the Merger by the shareholders of the Company and of certain amendments to its Articles of Incorporation  and approval of the Merger by stockholders of FIIC.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Nicklebys.com, Inc. (“Company” or “us”) since December 31, 2004 and material changes in our results of operations for the three and six months ended June 30, 2005 as compared to the same periods in 2004.  This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis” included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

Special note regarding forward-looking statements

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Certain statements in this report, including statements of Nicklebys.com, Inc. ("Nicklebys") and management’s expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Condensed Consolidated Financial Statements, contain forward-looking statements relating to the expected capabilities of Nicklebys, as defined in Section 21D of the Securities Exchange  Act  of  1934,  that  are  dependent  on  certain  events,  risks  and uncertainties  that  are  outside  Nicklebys'  and/or  management's   control.   Such forward-looking statements include expressions of belief, expectation, contemplation, estimation and other expressions not relating to historical facts and circumstances.

These forward-looking statements are subject to numerous risks and uncertainties, principally whether the Merger will close in a timely manner or receive the necessary stockholder approval to occur at all, whether the business of FIIC will develop as planned, whether our creditors will continue to forbear collection of debt, whether there are any adverse changes in regulations and whether the assumptions described in this report underlying such forward-looking statements may cause such statements not to prove to be accurate.  Any opinions and/or projections expressed herein are solely those of Nicklebys and are subject to change without notice.  Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors including those described in the context of such forward-looking statements.

Results of Operations

We have been unable to meet the objectives of our business plan to sell artwork and collectibles via the Internet for the following reasons, among others; (1) undercapitalization, (2) failure to penetrate the Internet market, (3) industry conditions, and (4) general economic conditions.  In August 2003, our Board of Directors approved a restructuring plan.  By following this plan, we have drastically reduced expenses, terminated all of our employees and engaged a related entity, Estate Traders, LLC (“Estate Traders”) to manage our affairs.   We have paid Estate Traders a commission of 50% on certain sales as reimbursement for management services.  During the six months ended June 30, 2005, Estate Traders waived all commissions on sales.  There were no sales during the three months ended June 30, 2005.

Three Months Ended June 30, 2005, Versus Three Months Ended June 30, 2004

We incurred a net loss of $9,628 ($.00 per share) for the three months ended June 30, 2005, as compared to a net loss of $41,020 ($.01 per share) for the three months ended June 30, 2004 primarily because of the following:

  Sales revenue decreased from $3,320 for the three months ended June 30, 2004, to $0 for the three months ended June 30, 2005 primarily due to the lack of demand for our remaining limited inventory of artwork and collectibles and our own curtailed operations.  In order to liquidate our inventory to raise cash to pay our obligations, we are selling merchandise at below cost (gross margins of 0% and -1069%

for the three months ended June 30, 2005 and 2004, respectively).  We expect to continue to sell certain products at below coast for the foreseeable future. Any inventory remaining at the time of the Merger will be distributed to Bruce Capra, our CFO.

  General and administrative expenses increased from $1,968 for the three months ended June 30, 2004 to $9,670 for the three months ended June 30, 2005, primarily due to an increase in professional fees.

  Sales and marketing expenses decreased from $3,310 to $0 for the three months ended June 30, 2004 as compared with the three months ended June 30, 2005.

Six Months Ended June 30, 2005, Versus Six Months Ended June 30, 2004

We incurred a net loss of $18,204 ($.01 per share) for the six months ended June 30, 2005, as compared to a net loss of $64,268 ($.02 per share) for the six months ended June 30, 2004 primarily because of the following:

  Sales revenue decreased from $18,335 for the six months ended June 30, 2004, to $1,300 for the six months ended June 30, 2005 primarily due to the lack of demand for our remaining limited inventory of artwork and collectibles and our own curtailed operations.  In order to liquidate our inventory to raise cash to pay our obligations, we sold merchandise at below cost (gross margins of -38% and -214% for the six months ended June 30, 2005 and 2004, respectively).  We expect to continue to sell certain products at below cost for the foreseeable future.  Any inventory remaining at the time of the Merger will be distributed to Bruce Capra, our CFO.

  General and administrative expenses increased from $15,405 for the six months ended June 30, 2004 to $17,746 for the six months ended June 30, 2005, primarily due to a slight increase in professional fees.

  The management fee paid to an affiliate decreased from $6,975 to $0 for the six months ended June 30, 2004 as compared with the six months ended June 30, 2005.  We have paid Estate Traders a commission of 50% on all sales as reimbursement for management services.  During the six months ended June 30, 2005, Estate Traders waived all commissions on sales.

Financial Condition and Liquidity

Loans from officers, directors and affiliates are the current sources of our liquidity.  Continued operating losses have reduced our cash balance; however, during the three months ended June 30, 2005, Scott Thornock, our CEO, and Bruce Capra, our CFO, advanced us $3,000 and $500, respectively, in exchange for promissory notes that helped increase our cash balance to $757 from $79 at December 31, 2004.  The promissory notes issued to the officers carry no interest rate and are due on demand.  The funds received from Mr. Capra were used to pay the expenses of formatting and filing the Company’s 10-KSB with the SEC, and the Company is using the funds received from Mr. Thornock to pay attorneys’ fees related to the Merger described below.

We have current assets of $4,327 compared with current liabilities of $52,521 as of June 30, 2005.  However, included in the current assets are inventories of artwork and collectibles totalling $3,570 (or 83 percent of current assets).  We are no longer purchasing inventory and have booked an inventory reserve of $15,000.  We are not current on our obligations as of June 30, 2005 and to that extent, we operate at the forbearance of our creditors.  We have no plans to file bankruptcy or to terminate our corporate charter, and are actively planning a stockholder vote on an Agreement and Plan of Merger approved by our board of directors that will ensure the continued existence of the Company as a public, reporting entity.

Agreement and Plan of Merger

On July 19, 2005, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with FIIC, Inc., a privately-held Delaware corporation (“FIIC”), Nicklebys Acquisition Corp., a privately-held Nevada corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), and certain of the Company’s principal shareholders.  The Company announced and filed a copy of the Agreement as an Exhibit on Form 8-K on July 20, 2005.

The Merger is to be effectuated through the Merger Sub, which will merge with and into FIIC, with FIIC being the surviving corporation.  The Company will issue shares of its common stock on a one-for-one basis to the stockholders of FIIC in exchange for 100% of the issued and outstanding shares of common stock of FIIC. Additionally, the Company will assume options and warrants to purchase shares of its common stock on the same terms and conditions as previously issued by FIIC.  Pursuant to the Agreement, the Company will assume FIIC’s 2005 Stock Option, Deferred Stock and Restricted Stock Plan as the stock option plan of the Company.

The Company will also cancel 500,000 shares of its common stock held by its stockholders in exchange for aggregate cash remuneration of $200,000, and, immediately following the closing of the Merger, will distribute any remaining Company assets to one of the Registrant’s directors and principal shareholders and the difference between $75,000 and Company’s remaining liabilities to another director and principal shareholder, as designated in the Agreement.

Immediately prior to the Merger, the Company will effectuate a 1-for-2.00317 reverse stock split of its common stock. Additionally, immediately following the Merger, the Company will reincorporate from the State of Nevada to the State of Delaware and will change its corporate name from Nicklebys.com, Inc. to FIIC Holdings, Inc., or such other name as FIIC may select prior to the closing of the Merger.

The Merger will result in a change-in-control of the Company by FIIC and its stockholders and the assumption of FIIC’s operations and liabilities.  In connection with the change-in-control, the Board of Directors and management of FIIC will become the Board of Directors and management of the Company.

Closing of the Merger is contingent on a number of conditions set forth in the Agreement, including approval of the Merger by the shareholders of the Company and of certain amendments to its Articles of Incorporation and approval of the Merger by stockholders of FIIC.

Item 3.  Controls and Procedures

The Company does not have formal disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2005. The Company’s Chief Executive Officer and Chief Financial Officer have determined, however, that the Company’s informal controls and procedures were adequate and effective to:

  ensure that material information relating to the Company was made known to them by others within the Company, particularly during the period in which this report was being prepared; and
  provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The implementation of more formal controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act  will take place as part of the management and operational change associated with the Merger.

Part II    Other Information

Item 1 -  Legal Proceedings:
                    None.

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds:
                    None.

Item 3 -  Defaults Upon Senior Securities:
                    None.

Item 4 -  Submission of Matters to a Vote of Security Holders:

Management intends to distribute a proxy statement to seek the necessary stockholder approval for the Merger within the next quarter.

Item 5 -  Other information:

On July 19, 2005, the Company entered into an Agreement and Plan of Merger with FIIC, Inc., a privately-held Delaware corporation, Nicklebys Acquisition Corp., a privately-held Nevada corporation and wholly-owned subsidiary of the Company, and certain of the Company’s principal shareholders. The Merger will result in a change-in-control of the Company by FIIC and its stockholders and the assumption of FIIC’s operations and liabilities.  In connection with the change-in-control, the Board of Directors and management of FIIC will become the Board of Directors and management of the Company.

Item 6: Exhibits:

  31.1:     Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
  31.2:     Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
  32.1:     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO
  32.2:     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2005 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                             NICKLEBYS.COM, INC.
                                                                                             (Registrant)

DATE:    August 11, 2005                                                 BY: __/s/ Scott Thornock______________________
                                                                                                 Scott Thornock
                                                                                                 CEO, President and Treasurer