Form 10QSB
period 2005-09-30
NICKLEBYS COM INC
filed 2005-11-16
CIK 1077720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2005                                       Commission File Number 0-33339

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

Yes     [X]             No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     [X]             No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0001 par value                                                            2,901,011
                     Class                                                    Number of shares outstanding at November 11, 2005

This document is comprised of 12 pages

PART I -FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

		Page
	Condensed Consolidated Balance Sheet as of September 30, 2005 (unaudited)	3

	Condensed Consolidated Statements of Operations for the Three and
	Nine Months Ended September 30, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2005 and 2004 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis or
	Plan of Operation	7

Item 3.	Controls and Procedures	9

Part II

Items 1-6.	Other Information	9

	Signatures	10

	Certifications	11

NICKLEBYS.COM, INC.
Condensed Consolidated Balance Sheet
September 30, 2005
(Unaudited)

Assets
Cash	$56

Total assets	$56

Liabilities and Shareholders' Deficit

Liabilities:
Accounts payable	$41,675
Accrued salaries	20,000
Notes payable to related parties (Note 2)	3,500

Total liabilities	65,175

Shareholders' deficit:
Common stock	291
Additional paid-in capital	5,266,809
Retained deficit	(5,332,219)

Total shareholders' deficit	(65,119)

Total liabilities and shareholders' deficit	$56

See accompanying notes to condensed consolidated financial statements

NICKLEBYS.COM, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Sales of art work and collectibles:	$100	$15,620	$1,400	$33,955

Operating expenses:
Cost of sales, artwork and collectibles	50	570	1,850	58,193
Sales and marketing	-	7,810	-	16,445
Depreciation and amortization	-	90	32	1,030
Loss on disposal of assets	-	-	461
General and administrative	13,424	8,506	31,170	23,911

Total operating expenses	13,474	16,976	33,513	99,579

Loss from operations	(13,374)	(1,356)	(32,113)	(65,624)

Non-operating income	-	-	503	-

Loss before inocme taxes	(13,374)	(1,356)	(31,610)	(65,624)

Provision for income taxes (Note 3)	-	-	-	-

Net loss	$(13,374)	$(1,356)	$(31,610)	$(65,624)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average common shares outstanding	2,901,011	2,901,011	2,901,011	2,901,011

See accompanying notes to condensed consolidated financial statements

NICKLEBYS.COM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Net cash provided by (used in) operating activities	$(3,523)	$(53)

Cash flows from financing activities:
Proceeds from officer loans (Note 2)	3,500	-

Net cash provided by financing activities	3,500	-

Net change in cash	(23)	(53)

Cash at beginning of period	79	156

Cash at end of period	$56	$103

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

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

Note 2: Related Party Transactions

On May 27, 2005, Bruce Capra, the Company’s Chief Financial Officer, loaned the Company $500 in exchange for a promissory note.  The note carries no interest rate and is due on demand, and the funds were used to pay the expenses of formatting and filing the Company’s 10-KSB with the SEC.  On June 28, 2005, Scott Thornock, the Company’s Chief Executive Officer, loaned the Company $3,000 in exchange for a promissory note.  The note carries no interest rate and is due on demand, and the funds are being used to pay attorneys’ fees related to the Merger described below (see Note 4).  These loans are included in the accompanying condensed, consolidated financial statements as “Notes payable to related parties.”  Management expects the loans to be paid in an assumption of liabilities undertaken pursuant to the terms of the Agreement and Plan of Merger described below (see Note 4).

Commissions paid to Estate Traders, LLC totaled $0 and $7,810 during the nine months ended September 30, 2005 and 2004, respectively represent a management fee for services performed on our behalf and are reflected as cost of sales and selling costs in the accompanying financial statements.  During the nine months ended September 30, 2005, Estate Traders, LLC waived all commissions on sales.  The Company earned $1,400 and $100 in sales during the nine and three months ended September 30, 2005, respectively.  The Company has no remaining inventory as of September 30, 2005.

Note 3: Income Taxes

We record our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  We incurred net operating losses during the nine months ended September 30, 2005, resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $0 income taxes.

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

The Company will also cancel 500,000 shares of its common stock held by four of its stockholders, including two who are officers and directors, in exchange for aggregate cash remuneration of $200,000, and, immediately following the closing of the Merger, will distribute any remaining Company assets to one of the Company’s directors and principal shareholders.  Pursuant to the Agreement, as amended, up to $100,000 of the Company’s remaining liabilities will be paid by FIIC.

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

Note 5: Subsequent Events

On November 3, 2005, Bruce Capra, the Company’s Chief Financial Officer, loaned the Company $2,000 for working capital in exchange for a promissory note.  The note carries an 8% interest rate and matures November 3, 2006.

On November 3, 2005, Scott Thornock, the Company’s Chief Executive Officer, loaned the Company $2,000 for working capital in exchange for a promissory note.  The note carries an 8% interest rate and matures November 3, 2006.

On November 3, 2005, Michael Tanner, a shareholder of the Company, loaned the Company $2,000 for working capital in exchange for a promissory note.  The note carries an 8% interest rate and matures November 3, 2006.

On November 3, 2005, JW Holdings Corp., a shareholder of the Company, loaned the Company $2,000 for working capital in exchange for a promissory note.  The note carries an 8% interest rate and matures November 3, 2006.

Management expects the above loans to be settled pursuant to the terms of the Agreement and Plan of Merger (see Note 4).

As reported in a Current Report on Form 8-K, filed on November 1, 2005, the parties amended the Agreement to extend deadlines for completing the transaction, confirm certain representations made by FIIC and provide for the assumption of additional liabilities of the Company by FIIC as part of post-merger operations.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Nicklebys.com, Inc. (“Company” or “us”) since December 31, 2004 and material changes in our results of operations for the three and nine months ended September 30, 2005 as compared to the same periods in 2004.  This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis” included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

These forward-looking statements are subject to numerous risks and uncertainties, principally whether the Merger will close in a timely manner or receive the necessary stockholder approval to occur at all, whether the business of FIIC will develop as planned, whether our creditors will continue to forbear collection of debt, whether any adverse changes in regulations will occur, and whether the assumptions described in this report underlying such forward-looking statements may cause such statements not to prove to be accurate.  Any opinions and/or projections expressed herein are solely those of Nicklebys and are subject to change without notice.  Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors including those described in the context of such forward-looking statements.

Results of Operations

We have been unable to meet the objectives of our business plan to sell artwork and collectibles via the Internet for the following reasons, among others: (1) undercapitalization, (2) failure to penetrate the Internet market, (3) industry conditions, and (4) general economic conditions.  In August 2003, our Board of Directors approved a restructuring plan.  By following this plan, we have drastically reduced expenses, terminated all of our employees and engaged a related entity, Estate Traders, LLC (“Estate Traders”) to manage our affairs.   We have paid Estate Traders a commission of 50% on certain sales as reimbursement for management services.  During the nine months ended September 30, 2005, Estate Traders waived all commissions on sales.  The Company earned $1,400 and $100 in sales during the nine and three months ended September 30, 2005, respectively.  As of September 30, 2005, the Company no longer has any merchandise inventory. Since mid-2004, the sole business function of the Company has been, and continues to be, locating a private operating company with whom to combine.  The pending merger with FIIC is in keeping with that goal.

Three Months Ended September 30, 2005, Versus Three Months Ended September 30, 2004

We incurred a net loss of $13,374 ($.00 per share) for the three months ended September 30, 2005, as compared to a net loss of $1,356 ($.01 per share) for the three months ended September 30, 2004 primarily because of the following:

  Sales revenue decreased from $15,620 for the three months ended September 30, 2004, to $100 for the three months ended September 30, 2005 primarily due to the lack of demand for our remaining limited inventory of artwork and collectibles and our own curtailed operations.  In order to liquidate our inventory to raise cash to pay our obligations, we have sold merchandise at below cost (gross margins of 50% and 96% for the three months ended September 30, 2005 and 2004, respectively).  As of September 30, 2005, the Company no longer has any merchandise inventory

  General and administrative expenses increased from $8,506 for the three months ended September 30, 2004 to $13,424 for the three months ended September 30, 2005, primarily due to an increase in professional fees.

  Sales and marketing expenses decreased from $7,810 to $0 for the three months ended September 30, 2004 as compared with the three months ended September 30, 2005.

    Nine Months Ended September 30, 2005, Versus Nine Months Ended September 30, 2004

    We incurred a net loss of $31,610 ($.01 per share) for the nine months ended September 30, 2005, as compared to a net loss of $65,624 ($.02 per share) for the nine months ended September 30, 2004 primarily because of the following:

      Sales revenue decreased from $33,955 for the nine months ended September 30, 2004, to $1,400 for the nine months ended September 30, 2005 primarily due to the lack of demand for our remaining limited inventory of artwork and collectibles and our own curtailed operations.  In order to liquidate our inventory to raise cash to pay our obligations, we sold merchandise at below cost (gross margins of -32% and -71% for the nine months ended September 30, 2005 and 2004, respectively).  As of September 30, 2005, the Company no longer has any merchandise inventory.

      General and administrative expenses increased from $23,911 for the nine months ended September 30, 2004 to $31,170 for the nine months ended September 30, 2005, primarily due to a slight increase in professional fees.

      The management fee paid to affiliate decreased from $7,810 to $0 for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2005.  We have paid Estate Traders a commission of 50% on all sales as reimbursement for management services.  During the nine months ended September 30, 2005, Estate Traders waived all commissions on sales.

        Financial Condition and Liquidity

        Loans from officers, directors and affiliates are the current sources of our liquidity.  Continued operating losses have reduced our cash balance; however, during the three months ended June 30, 2005, Scott Thornock, our CEO, and Bruce Capra, our CFO, advanced us $3,000 and $500, respectively, in exchange for promissory notes.  The promissory notes issued to the officers carry no interest rate and are due on demand.  The funds received from Mr. Capra were used to pay the expenses of formatting and filing the Company’s 10-KSB with the SEC, and the Company is using the funds received from Mr. Thornock to pay attorneys’ fees related to the Merger described below.

        In addition, on November 3, 2005, Mr. Thornock, Mr. Capra, and two of the Company’s shareholders advanced us a total of $8,000, in exchange for promissory notes.  The promissory notes each carry 8% interest rate and mature on November 3, 2006.  The only anticipated source of repayment of these notes is the assumption of up to $100,000 of our liabilities in the Merger.

        We have current assets of $56 (all cash) compared with current liabilities of $65,175 as of September 30, 2005. We no longer hold any merchandise inventory.  We are not current on our obligations as of September 30, 2005 and to that extent, we operate at the forbearance of our creditors.  We have no plans to file bankruptcy or to terminate our corporate charter, and are actively planning a stockholder vote on an Agreement and Plan of Merger approved by our board of directors that will ensure the continued existence of the Company as a public, reporting entity.

        Agreement and Plan of Merger

        On July 19, 2005, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with FIIC, Inc., a privately-held Delaware corporation (“FIIC”), Nicklebys Acquisition Corp., a privately-held Nevada corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), and certain of the Company’s principal shareholders.  The Company announced and filed a copy of the Agreement as an Exhibit on Form 8-K on July 20, 2005.  As reported in a Current Report on Form 8-K, filed on November 1, 2005, the parties amended the Agreement to extend deadlines for completing the transaction, confirm certain representations made by FIIC and provide for the assumption of additional liabilities of the Company by FIIC as part of post-merger operations.

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

        The Company will also cancel 500,000 shares of its common stock held by its stockholders in exchange for aggregate cash remuneration of $200,000, and, immediately following the closing of the Merger, will distribute any remaining Company assets to one of the Registrant’s directors and principal shareholders and FIIC will pay up to $100,000 of the Company’s remaining liabilities.

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

        Item 3.  Controls and Procedures

        The Company does not have formal disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2005. The Company’s Chief Executive Officer and Chief Financial Officer have determined, however, that the Company’s informal controls and procedures were adequate and effective to:

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
                             None.

        Item 3 -  Defaults Upon Senior Securities:
                             None.

        Item 4 -  Submission of Matters to a Vote of Security Holders:
                             Management intends to file a proxy statement to seek the necessary stockholder approval for the
                             Merger within the quarter.

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

        SIGNATURES

        The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2005 have been included.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                       NICKLEBYS.COM, INC.
                                                                                                       (Registrant)

        DATE:    November 11, 2005                                                 BY: __/s/ Scott Thornock___________
                                                                                                               Scott Thornock
                                                                                                               CEO, President and Treasurer