Form 10KSB
period 2005-12-31
FIIC HOLDINGS
filed 2006-04-11
CIK 1077720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission file number 000-33339

FIIC HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-4397836
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1585 Bethel Road, First Floor, Columbus, Ohio 43220

(Address of principal executive offices) (Zip Code)

(614) 326-5469

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−KSB or any amendment to this Form 10−KSB.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Issuer revenues for its most recent fiscal year:     $1,400.

Aggregate market value of the voting stock held by non-affiliates: $6,025,697, based on last reported sales price of such stock on the Over-The-Counter Bulletin Board of $0.52 per share on March 31, 2006. For purposes of this calculation only, all directors and executive officers of the issuer have been deemed affiliates. The voting stock held by non-affiliates on that date consisted of 11,587,879 shares of common stock.

Number of shares outstanding of each of the issuer's classes of common stock at March 31, 2006:

Common Stock:   13,866,924

Transitional Small Business Disclosure Format:   Yes ☐  No ☒

TABLE OF CONTENTS

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including the business environment in which we operate, our financial condition and results of operations, and the expected impact of the Merger, as defined in Item 1, on the Registrant’s financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking. For example, our forward-looking statements may include statements regarding:

•	the possible effect of inflation, changes in interest rates and other economic changes on our costs, including the possible effect of future changes in operating costs and capital expenditures;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	this being a start-up situation, the timing of cash requirements, our ability to fund our proposed working capital requirements and the expected projected profitability;

•	our ability to protect our intellectual property, including maintaining our exclusive license to use the FIIC Underwriting Data and Standards;

•	our ability to obtain all necessary government certifications and/or licenses to conduct our insurance business, and the cost of complying with current and future governmental regulations;

•	market acceptance of our products and services;

•	the accuracy of our underwriting model;

•	variations in quarterly operating results;

•	the depth and liquidity of the market for our common stock;

•	the timing and size of any future offerings of our securities; and

•	general economic and other national conditions.

The forward-looking statements contained in this annual report are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Registrant. There can be no assurance that future developments actually affecting the Registrant will be those anticipated. For further discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, please carefully review the “Risk Factors” set forth under “Item 1. Description of Business,” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1.   Description of Business.

Overview

The Registrant was initially organized and operated as Nicklebys.com, Inc., a Colorado corporation. On July 19, 2005, Nicklebys.com, Inc. (“Nicklebys”), Nicklebys’ wholly-owned subsidiary Nicklebys Acquisition Corp. and certain existing stockholders of the Registrant entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FIIC, Inc., pursuant to which the Merger Sub would merge with and into FIIC, Inc., with FIIC, Inc. being the surviving corporation (the “Merger”). Upon closing of the Merger on February 28, 2006, FIIC, Inc. became a wholly-owned subsidiary of the Registrant, the Registrant changed its name to FIIC Holdings, Inc. and reincorporated in the State of Delaware.

Since the Merger closed subsequent to the reporting period covered by this Annual Report on Form 10-KSB, this Report includes descriptions of both the Registrant’s business as it existed prior to the Merger and of the Registrant’s business post-Merger to ensure that the disclosure included herein is complete and not misleading. Reference to the “Registrant” refers to Nicklebys.com, Inc. prior to February 28, 2006, and to FIIC Holdings, Inc. since that date.

Business Development

Incorporated in Colorado on January 13, 1999 as Nicklebys.com, Inc., from incorporation until August 2003, the Registrant focused acquiring fine art, antiques and collectibles and offering these items for auction via its website. The Registrant developed an Internet-based auction program through which buyers were provided an entertaining, intuitive, easy-to-use environment to browse and buy a variety of artwork and collectibles. The Registrant then launched a second Internet-based auction in order to enable other art galleries, showrooms, antique dealers, designers, art service providers and related businesses to take advantage of its interactive auction and other technologies and web traffic. Each piece of artwork sold, including serigraphs, etchings, pastels, lithographs, mezzotints, woodcuts, engravings, sculptures and other contemporary pieces, came accompanied by a biography of the artist, a full color photograph, a certificate of authenticity and an appraisal. In addition, the Registrant bought and sold antiques, artifacts and collectibles, a limited selection of jewelry, a variety of decorative art pieces, and limited edition prints, posters and reproductions. The Registrant obtained its inventory from, among others, estates, private parties, collectors and publishers. The Registrant also sold a limited number of items on consignment from the personal collections of its executive officers, including Messrs. Scott M. Thornock and Bruce A. Capra.

Although the Registrant sought to provide a broad selection of quality items, a user-friendly web site, and strong customer service, operations did not fulfill management’s business objectives or attain profitability for several reasons, including undercapitalization, lack of sufficient market penetration, and general economic conditions, all of which limited the availability of revenues and working capital upon which the Registrant’s business model relied. As a result, in August 2003, the Registrant’s board of directors approved a business restructuring plan designed to attain profitability by reducing expenses. However, the company continued to face declining operations, increased losses and the high costs associated with remaining a public company, and by mid-2004 the Registrant decided to terminate its active business, sell its remaining inventory, and capitalize on what the company perceived to be its most marketable asset — its status as a public reporting company.

As of December 31, 2004, the Registrant had terminated its business, including its website, terminated its employees, sold most of its assets and inventory, terminated its prior marketing arrangements with eBay, and hired related entity Estate Traders, LLC, owned by then chief financial officer, Bruce Capra, to liquidate any remaining marketable inventory. Having determined that it would be in the best interests of the company’s shareholders to evaluate a merger with a non-public company with a potentially more profitable business model than the existing auction business, the Registrant began evaluating potential merger candidates. Throughout the 2005 fiscal year, then chief executive officer, Scott Thornock, undertook all actions taken to identify, conduct due diligence on and obtain a definitive agreement with a potential merger candidate without compensation.

As a result of the Registrant’s initial search for potential merger partners, the Registrant entered a letter of intent to merge with Telzuit Technologies, LLC, a Florida limited liability company which is developing and marketing a heart monitoring device (“Telzuit”), on January 18, 2005. After execution of the letter of intent, the Registrant and Telzuit conducted due diligence activities and negotiated a definitive merger agreement. However, when the parties presented the agreement to their respective boards of directors, Telzuit’s board declined to approve the proposed agreement and voted to terminate the transaction. On April 13, 2005, the Registrant announced that merger negotiations with Telzuit had terminated and that it would continue to seek a merger with a privately-held operating company.

Merger with FIIC, Inc., Reincorporation and Name Change

During the 2005 fiscal year, the Registrant’s sole business function remained locating a private operating company with whom to combine.  After additional research on potential merger candidates, the Registrant eventually was introduced to FIIC, Inc. in June 2005. In June 2005, the Registrant and FIIC, Inc. began conducting extensive due diligence on each other, and each ultimately determined that the other was a suitable candidate for a merger. Throughout June and July 2005, the representatives of the parties, including Mr. Thornock, James France, CEO of FIIC, and the companies’ respective legal counsel engaged in a number of meetings and conference calls during which the parties discussed a possible merger transaction between the Registrant and FIIC, Inc. The parties discussed the value that FIIC, Inc. placed on the Registrant’s status as a public company and the possibility of a reverse merger to allow FIIC, Inc. to become a public company without incurring the expenses associated with an initial public offering. The parties also discussed FIIC’s business plans and the Registrant’s capital structure. The companies then consulted with their respective financial, legal and tax advisors regarding the financial terms and structure of a proposed reverse merger. Thereafter, the principals of NBYS and FIIC agreed to the terms pursuant to which the Registrant would act as the publicly traded company to effectuate a reverse merger, including that, simultaneously with a proposed merger, the Registrant would complete the final termination of any remaining elements of its prior business and distribute any remaining assets or liabilities not covered by the merger consideration.

During the course of the due diligence and negotiation process, the parties also determined that a reverse stock split and the cancellation of up to 500,000 (pre-split) shares of the Registrant’s existing, outstanding common stock would assist in making shares of the Registrant’s common stock more valuable merger consideration for FIIC, Inc.’s stockholders, increasing the likely success of the transaction. To this end, Scott Thornock, Bruce Capra, Paul Zueger, Michael Tanner and James Watson volunteered to cancel some of their shares for cash consideration effective just prior to the closing of the Merger. Also, Mr. Thornock and Mr. Capra agreed to continue to forbear payment of certain amounts owed by NBYS to them as individuals pending the settlement of such amounts in cash, or for Mr. Capra in distributed assets as well, concurrent with the closing of the Merger. Further, the parties agreed that concurrently with the closing of the Merger, the Registrant would reincorporate to the State of Delaware and change its name to FIIC Holdings, Inc.

The Registrant’s board ultimately determined that, of the potential merger candidates its management had examined, the proposed transaction with FIIC, Inc. represented a strong opportunity for the Registrant’s shareholders to obtain value for Nicklebys.com, Inc.’s status as a public company and to obtain an interest in a company with a defined business plan, experienced management and growing operations. On July 19, 2005, the parties signed a definitive Agreement and Plan of Merger (the “Merger Agreement”) and the related Escrow and Share Cancellation Agreement (the “Share Cancellation Agreement”), and the Registrant filed a Current Report on Form 8−K reporting its entry into a material, definitive agreement. On October 31, 2005, the parties amended the Merger Agreement to allow additional time to complete the drafting and filing of the necessary proxy documentation for solicitation of the approval of their respective securityholders, and the Registrant filed a Current Report on Form 8−K reporting its change.

From June 2005 through the end of the fiscal year, the Registrant focused on the termination of its prior business activities, complying with its reporting obligations and taking such actions necessary to effectuate the Merger, including incorporating its subsidiary, Nicklebys Acquisition Corp. (the “Merger Sub”), in Nevada. On December 12, 2005, the Registrant filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission. The Registrant subsequently filed a definitive proxy statement on Schedule 14A, which was mailed to the shareholders on January 17, 2006, to solicit their proxy to vote on the Merger at a special meeting of the Registrant’s shareholders held February 7, 2006. Concurrent with the mailing of the Registrant’s proxy statement, FIIC, Inc. mailed a proxy statement to its stockholders soliciting their vote on the Merger at a special meeting of the FIIC, Inc. stockholders, also held February 7, 2006. Both the Registrant’s shareholders and the FIIC, Inc. stockholders approved the Merger and all related proposals at the special meetings.

Prior to the closing of the Merger, pursuant to the Merger Agreement, the Registrant effectuated a 1-for-2.00317 reverse stock split of its common stock. On February 28, 2006, the Merger Sub was merged with and into FIIC, Inc., the separate existence of Merger Sub ceased, and FIIC, Inc. continued as the surviving corporation at the subsidiary level. The Registrant issued shares of its common stock on a one-for-one basis to the stockholders of FIIC, Inc. in exchange for 100% of the issued and outstanding shares of common stock of FIIC, Inc. Additionally, the Registrant assumed all outstanding warrants to purchase shares of FIIC, Inc.’s common stock and notes convertible into shares of FIIC, Inc.’s common stock on the same terms and conditions as previously issued by FIIC, Inc. The Registrant also issued a new convertible senior secured promissory note in exchange for FIIC, Inc.’s existing outstanding senior secured promissory note from FIIC Inc.’s November 2005 Bridge Financing (as defined and described under “Recent Sales of Unregistered Securities under Item 5) and executed an amendment to the related securities purchase agreement. Further to the Merger, the Registrant assumed the FIIC 2005 Stock Option, Deferred Stock and Restricted Stock Plan (the “FIIC 2005 Plan”) as its stock option plan, canceled 500,000 shares of its pre-split common stock held by certain shareholders pursuant to the Share Cancellation Agreement, and distributed the remaining Nicklebys.com, Inc. assets held prior to the Merger to former Chief Financial Officer, Bruce Capra, in exchange for cancellation of a certain debt owed to Mr. Capra by Nicklebys prior to the effective date of the Merger Agreement. These assets, all of which were works of art which the Registrant failed to sell during the liquidation of its inventory, have been deemed unsaleable on the Registrant’s financial statements. FIIC, Inc. also provided the Registrant approximately $87,000 for the satisfaction of Nicklebys’ remaining pre-Merger liabilities, and the Registrant shall continue to cover up to an additional $13,000 of Nicklebys’ closing costs post-Merger.

Immediately after the closing of the Merger, the Registrant reincorporated from the State of Colorado to the State of Delaware and changed its corporate name to FIIC Holdings, Inc. The shares of common stock of the Registrant are now quoted on the Over-the-Counter Bulletin Board under the symbol “FIIH.OB” to reflect the recent corporate name change.

The Registrant reported the closing of the Merger and the related transactions on a Current Report on Form 8-K filed March 6, 2006. Although the Merger did not close during the period covered by this annual report, the Registrant has included the discussion of the closing of the Merger above and discussion related to FIIC Holdings, Inc. throughout this Report to avoid confusion about the Registrant’s business going forward and to provide context for both the historical and forward-looking disclosure required.

FIIC Holdings, Inc.’s Business

Overview

FIIC Holdings, Inc. is an organizational stage company in the process of establishing itself as an insurance holding company. To conduct its business, FIIC Holdings, Inc., though its operating subsidiary FIIC, Inc. (collectively, “FIIC”), is forming and capitalizing three affiliated operating entities, including a Risk Retention Group to write insurance policies, an Agency Captive insurance company to provide reinsurance, and a Master Group Agency providing operations services to the other two insurance entities. FIIC has an exclusive license to access and use a proprietary set of underwriting data and standards, known as the FIIC Underwriting Data and Standards, and an associated web-based interface, collectively known as the FIIC Database Content and Technology. Through the planned insurance entities, FIIC intends to use this proprietary information and technology to underwrite a new form of insurance policy, designated as an Investor Protection policy, designed and intended to bolster investment in new and growing businesses by insuring businesses, which will then name their investors as beneficiaries, against certain kinds of business failure. FIIC’s objective is to provide a stable investment environment for small business investors through the strict application of its underwriting criteria. FIIC anticipates that it will primarily generate revenues from insurance premiums, but also anticipates generating revenues through sublicensing fees, agreements with strategic partners and sponsorships.

FIIC plans to market its Investor Protection policy via the internet as a business-to-business and business-to-client product, through direct sales agents, and through certain professional advisors. FIIC intends to provide each insured business and its investors a personalized, interactive experience during the insurance process, affording access to relevant data and research, updates on the status of current insured investments, and notification regarding various additional business opportunities. FIIC plans to provide regular reports on each insured business entity to investors in that entity regularly through its website.

Market Opportunity

On average from 1990-2002, 120,000 new businesses started in the United States per year, 73% of which were small businesses as defined by the regulations of the Small Business Administration (the “SBA”). Although varied slightly by Standard Industrial Classification code (“SIC code”), a “small business” generally has $500,000 or less in annual revenues and 500 or fewer employees. According to the U.S. Census Bureau Statistical Abstract of the United States (2000), business failures among new small businesses historically averaged 9 to 11%, while business failures among existing corporations averaged 1.03 to 1.22%. However, the potential for business failure, especially among new businesses, often makes it difficult for such businesses to obtain adequate working capital, in effect furthering their potential for failure. Although investment in small businesses grew rapidly from 1995 to 2000, due primarily to investment of large amounts of venture capital, this trend has reversed. After the unfortunate events of September 11, 2001 and the various scandals that have rocked the public markets in recent years, venture capital investment dropped significantly from 2000 to 2001 and continued to decline in subsequent years. Generally, investors of both equity and debt capital have become increasingly reluctant to invest in new or developing businesses, crippling the ability of entrepreneurs and growth business alike to attract needed capital. In addition, the SBA has significantly limited its small business funding over the last two years. During January 2004, it was widely reported that Congress’s inadequate funding of the SBA had caused the SBA to reject over 1,000 pending small business applications, representing just a single month’s worth of applications and about $600 million of requested capital.

Investor Protection Policy

FIIC believes that the risk assessment and investment protection needs of the financial community are not currently being adequately addressed, and seeks to leverage the demand within current investment community for better investment risk management. FIIC aims to create a less risky approach to investment in new and developing businesses by lessening the risk of capital loss by investors due to a business failure. Over the course of the last decade, James W. France, FIIC’s founder, President and Chief Executive Officer, has developed the concept for an Investor Protection Policy, designed and intended to provide a stable investment environment for small business investors in the form of a contract liability insurance policy covering the investment exposure of outside investors in operational start-up or developing small businesses against certain kinds of business failure. The ability to purchase an Investor Protection policy shall be offered to new and existing businesses, where the business and the potential outside investors meet the necessary parameters of the FIIC Underwriting Data and Standards. Although the business seeking investment shall be the policyholder, the terms and conditions of the policy shall obligate the purchasing business to assign certain policyholder rights to each qualified outside investor, subject to a contractual agreement between the business and the investor upon which issuance of the policy is contingent. In the event of a covered business failure, the insured investors would receive the payout under the policy, without having to wait to determine the post-failure value and return, if any, of their investment.

FIIC believes that the availability of its Investor Protection policy should encourage hesitant investors to actively engage in investment in small businesses, thereby bolstering investment in new and growing businesses and making increased capital more readily available to such businesses. FIIC believes that, if successful, the availability of the Investor Protection policy and FIIC’s user-friendly online underwriting process will assist new and growing businesses in developing a stronger relationship with their funding sources, in part by enabling faster funding decisions within the investment community. Further, FIIC will seek to promote market confidence by assisting investors in becoming better prepared when considering business opportunities.

FIIC Database Content and Technology

FIIC has an exclusive license from its affiliate FIIC Research & Development, LLC (“FIIC LLC”) to access and use a proprietary set of underwriting data and standards, known as the FIIC Underwriting Data and Standards, and an associated web-based interface, collectively known as the FIIC Database Content and Technology, designed to support for the underwriting process for insuring new capital invested in new and growing businesses by qualified outside investors. Through its planned insurance subsidiaries, FIIC intends to use this proprietary information and technology to underwrite its Investor Protection policies.

FIIC LLC was formed in 2000 to determine the feasibility of developing and offering an Investor Protection Policy, and eventually developed the FIIC Database Content and Technology, including the FIIC Underwriting Data and Standards. The FIIC Database Content and Technology includes a specially-designed, proprietary database of SIC classified companies, developed from multiple public sources, that identifies the success and failure rates of U.S. businesses since 1984. This information is the source for FIIC LLC’s development of business mortality tables organized by SIC Code, which form the actuarial basis for the FIIC Underwriting Data and Standards that will be central to FIIC’s planned underwriting process. In addition, the FIIC LLC Database Content and Technology includes software incorporating funding strategies and industry and segment specific risk assessment developed for consistent application of the FIIC Underwriting Data and Standards; a web interface for completion and processing of customer and investor applications and interaction with the policy sales force; and sample forms of policies, application questionnaires and promotional materials, all designed and intended to make most efficient use of the FIIC Database Content and Technology and resulting FIIC Underwriting Data and Standards and the supporting software functions.

In March 2005, FIIC LLC granted FIIC, Inc. a perpetual, worldwide license for access to and use of the FIIC Database Content and Technology, along with the right to sublicense the technology in limited circumstances. FIIC LLC is obligated to maintain and continue to develop the FIIC Database Content and Technology, while FIIC will adapt the licensed data and technology to serve its marketing and underwriting needs as they evolve. As FIIC gains additional information about various industries, business success or failure rates, and the factors influencing such rates, it will share this information with FIIC LLC to assist in the maintenance and updating of the underlying database.

Insurance Entities

To conduct its business, FIIC is forming and capitalizing three operating insurance entities:

•	Federated Investors Insurance Company Risk Retention Group (“FIIC RRG”) shall write the Investor Protection policies;

•	Federated Insurance Captive (“FIC”), an agency captive insurance company, shall provide reinsurance coverage to FIIC RRG; and

•	Federated Group Agency (“FGA”), a master group agency, shall provide operations services to FIIC RRG and FIC.

Federated Investors Insurance Company Risk Retention Group

FIIC RRG will be incorporated, domiciled and licensed in the District of Columbia and will be owned by its policyholders, the businesses purchasing the Investor Protection policies. Although the business seeking investment shall be the policyholder, the purchasing business will be obligated to assign certain policyholder rights to the each qualified outside investor, subject to a contractual agreement between the business and the investor upon which issuance of the policy is contingent. Risk Retention Groups are insurance companies formed and operated pursuant to the federal Liability Risk Retention Act of 1986 (the “RRG Act”). The RRG Act allows homogeneous groups to establish insurance companies to write liability coverage for businesses that fall within the definition of those groups, as long as the RRG policyholders become owners of the RRG insurance company. Thus, FIIC RRG will assess a 10% subscription fee on each annual premium paid by the policyholders, and classify such fee as a capital contribution; thus ensuring that all policyholders are also owners of the Company. Camelback Captive and Risk Management Services, Inc. (“Camelback”), a non-affiliated company specializing in the management of risk retention groups and captive reinsurance companies, will initially be responsible for the day to day management of FIIC RRG pursuant to a management agreement. To fund its required working capital reserve with the District of Columbia Department of Insurance and Securities Regulation (“D.C. DISR”), FIIC will initially provide RRG with $100,000 of cash and $400,000 in the form of a surplus note to be repaid over a five-year period, subject to the approval of the District of Columbia regulators. FIC will provide initial reinsurance support for FIIC RRG, as described below, and any additional reinsurance support required will be sought from other reinsurers approved by the District of Columbia.

Federated Insurance Captive

FIC will provide reinsurance to FIIC RRG, written initially on a quota-share basis, meaning that 50% of the net commissions on premiums collected shall be ceded to FIC from RRG, with FIIC RRG assuming 50% and FIC assuming 50% of the risk on the policy. FIC shall also be incorporated and domiciled in the District of Columbia, and will be wholly owned and operated by FGA. To fund its required working capital reserve with the D.C. DISR, FIIC will initially provide FIC with $100,000 of cash and $300,000 in the form of a surplus note to be repaid over a five-year period, subject to the approval of the District of Columbia regulators. Camelback will also initially be responsible for the day to day management of FIC pursuant to a management agreement.

Federated Group Agency

FGA was incorporated in Ohio in December 2005, is domiciled in Columbus, Ohio, and will wholly own and operate FIC. FGA will provide operations support for FIIC RRG and FIC, in conjunction with the management efforts of Camelback. FGA will provide operational support for the sales, underwriting, policy-issuance, accounting, field personnel and claims functions. FIIC intends that FGA’s key employees shall all have experience in corporate financial planning, investment banking, risk management or asset management.

Initial Target Market

Research into the potential marketability of the FIIC Investor Protection policy has centered on identifying the annual numbers of newly formed business corporations that actually commence operation, as opposed to newly formed businesses overall. Further, based on the significant business failure rate between businesses in their first year versus longer existing businesses, FIIC anticipates that by insuring a mix of new corporations and existing corporations on a 50/50 basis actual failures producing claims should only represent approximately 2% of all businesses insured by FIIC RRG.

Of the annual average 120,000 new businesses started in the United States in 1997, the Midwest region surrounding Ohio yielded slightly more than 21,000 new businesses. FIIC initially intends to target its sales efforts to new and developing small businesses in Ohio. FIIC aims to underwrite approximately 0.4%, 0.8% and 1.0% of the historical new business starts in Ohio during its first three operations years at an average premium of 10% over the amount insured and an average total investment of $250,000. FIIC anticipates initially expanding its business beyond Ohio into a 5-state region around Ohio, including Pennsylvania, Indiana, Missouri, Kentucky, and Illinois, and potentially two western states, as soon as it has initiated operations and has adequate reserves to allow sufficient underwriting in these markets. FIIC believes its business will grow primarily through increasing market penetration, eventually attracting later stage businesses seeking capital as well, and through development on additional product offerings viable for financial institutions.

Marketing Strategy

FIIC plans to market its Investor Protection policy via the internet as a business-to-business and business-to-client product, as well as through direct sales agents and by creating and leveraging relationships with various business advisors. FIIC will also reach out to entrepreneurs and investors to educate them about the availability and benefits of the Investor Protection policy.

Corporate Website

FIIC’s product-focused website will be the home page for the application for the Investor Protection policy. This website will provide access to a demonstration of the FIIC application and underwriting process and a detailed description of the Investor Protection policy. FIIC also plans to offer monthly informational features on this website, including updated financial news, announcements of periodic updates of FIIC’s product or service offerings and links to and information on FIIC’s strategic partners who can provide support services to businesses or their investors. By tracking the visits and inquiries made via this website, FIIC also intends to collect data from investors and businesses that it hopes will further facilitate its understanding of the investment community’s current and potential needs.

Direct Sales

FIIC may also take on commissioned insurance sales agents who have producer insurance licenses and experience in dealing with the insurance needs of business clients. Although approached by a sales agent, the application and underwriting process for such sales will still rely on use on FIIC’s centralized on-line process.

Press Releases

FIIC intends to use press releases to generate website traffic and inquiries regarding the Investor Protection policies. Press releases will be issued as the company reaches certain milestones, enters agreements with new strategic partners and roles out new reference information and useful links on its websites.

Application and Underwriting Process

Application Process

FIIC’s application will be readily available for review and completion on its website. The application for the Investor Protection policy will provide basic data about the applicant business, information concerning the adequacy of the business venture’s planning and funding to date, and will require representations of both management and the investors or other funding source regarding the anticipated financing structure.

When the applicant finishes the on-line application, including a Due Diligence Questionnaire about the business and its industry, the website will also request submission of a Business Plan, Management Plan, Marketing Plan and Capital Plan including Pro Forma Financials, either electronically or in hard copy. Any other related documents regarding the investment or other funding relationship, including all material contracts, agreements, organizational documents, and related materials of the entity to be insured, must also be filed with FIIC as exhibits to the policy application.

Upon submission of the application and acceptance of a nominal application fee payment, FIIC anticipates that the website technology will be programmed to automatically pull appropriate credit bureau reports and Dun & Bradstreet information on the business and its primary owner/operator. Further, FIIC anticipates that the website will trigger the licensed software from FIIC LLC to access the database of business failure data, generate several statistics based on the appropriate SIC code, including the failure rate of the applicant’s industry currently and the failure rate of the businesses within the specific SIC code currently and over time (up to 10 previous years). The licensed programming should then report out this data via e-mail to the FGA administration screen and by e-mail to the applicant. Subsequently, the licensed technology shall reduce all input and generated data points on the applicant company into four areas (basically covering business, management, marketing, and capital planning), which will be used by the underwriting committee to rate the business and approve or disapprove of issuing the policy.

Underwriting

After receipt of all requested documents a screener will review the completed application and determine if anything is missing or too weak to be reviewed further. If such information is necessary, the screener will contact the applicant by e-mail with any follow-on requests. If the application is adequate, FIIC intends to have the screener electronically send the various parts of the application to the appropriate individual underwriters. The four areas of gathered information (Business, Management, Marketing and Capital Plans) will be reviewed by in-house underwriters in each respective area of expertise. The underwriter(s) will then complete an underwriting criteria document and score the applicant. After all the underwriting scores are posted, the underwriters will use the Scoring, matching against mortality data and business judgment to set a final premium, with sign-off by the Underwriting Committee. However, if the Underwriting Committee determines the risks are too high, the applicant will be turned down at this point. Rejected applicants will receive an e-mail communication describing the underwriting evaluation summary with all pertinent information and explain why a rejection occurred. FGA will also make recommendations to the business to take appropriate steps to re-apply for future qualification.

If the application is approved, FIIC will send an e-mail report to the applicant and the website’s status board will be updated to show the approval. The applicant may then request a draft policy be provided for its use in communicating the nature and benefits of the policy to the potential investors. In order to qualify as a beneficiary under the policy, the investor(s) must enter the website and fill out an investor application, which will then be linked to the application of the business. From this application, FGA will determine if an investor(s) is or is not an accredited investor. FIIC may provide non-accredited investors as beneficiaries under an Investor Protection policy with coverage for up to $10,000 in one business, and intends to provide accredited investors coverage for up to $50,000 per business. If an investor wants to invest more he or she will have the opportunity to appeal to the Underwriting Committee via the website.

FIIC intends to audit the underwriting system regularly to ensure continued and consistent compliance with its standards. The computer system licensed from FIIC LLC self-audits to flag questionable data as part of the underwriting process.

Policy Issuance, Closing and Follow-Up

Upon satisfactory completion of both the business application and all investor applications, the investment is approved for a closing under the Investor Protection policy. Just prior to closing, FGA will electronically issue to the business the unsigned policies and subscription agreement to purchase its stock in FIIC RRG. FIIC will require that a licensed FGA representative be present at the closing of the investment transaction and that FGA receives the first year premium on the Investor Protection policy and the first year Subscription Fee from the business prior to the closing. FGA should also receive at this time final copies of all pertinent investor/business contracts. Upon closing of the investment and the policy issuance, the business applicant shall become an insured party and a shareholder-owner in FIIC RRG, while their investors become the beneficiaries of the policy.

After closing of the policy and funding of the investment, the ongoing review and field audit team activity will begin at the end of each quarter. The field audit team review of quarterly financial results will be used to set up a due diligence profile. Any critical questions are reviewed with insured business, including a customer visit by an agent or representative to discuss any potential problem areas, and this information will be given to the FGA field audit team for their review and action. If there are any significant concerns, the field audit team will contact the client and offer to consult in those areas where there are problems. This consulting is at no cost to the client, and will be covered as part of the paid insurance premium. Depending on the nature and complexity of the problem, the field audit team might recommend that a third party consultant be engaged on a fee basis to correct the problem. Targets will be set to remove any deficiencies, and if necessary, FIIC will assist the company in evaluating a potential recapitalization or bankruptcy.

Prior to the end of the fourth quarter after closing, the field audit team will prepare a recommendation to the Underwriting Committee incorporating recommendations from the independent agent or consultant(s). This recommendation will include a suggested renewal premium if the recommendation is to renew. If the recommendation is not to renew, the Underwriting Committee shall write the client with its decision, including a statement of the deficiencies that were found and the corrective actions recommended. It will also recommend that a consultant assist the client to remove those deficiencies if appropriate.

If approved for renewal by the Underwriting Committee, then FIIC will notify the business in writing. If the premium is lowered at renewal, the committee will explain its views to the client on improvements made during the year. If the premium is raised for the next year, any deficiencies contributing to the increase in premium will be noted. The renewal approval letter will also explain the renewal process to the client and the client will be asked to comment on its experience.

Claims

FIIC projects that claims on Investor Protection policies will be incurred at the rate of two percent (2%) of the total number of businesses insured (2% of policyholders). FIIC anticipates all claims will be settled on a quota-share basis with the reinsurers, split according to the quota share at time of premium recognition. In a quota share arrangement, the reinsurer accepts a stated percentage of each and every risk within a defined category of policies on a pro rata basis at a fixed and certain level of participation. FIIC intends to set conservative reserve levels in an effort to assure its ability to pay all claims. FIIC intends to maintain reserves of at least 15% of the collected premiums, to be adjusted regularly based on actual claims experience. The premium to surplus ratio will not exceed 2:1 unless approved by the appropriate regulatory agency.

Competition

The offering of investor protection insurance products is relatively new. Although conventional products are currently offered, including on-line, FIIC is not aware of any similar business insurance product to the Investor Protection policy. Although various credit unions may insure their members’ use of proceeds, credit union insurance covers only one SIC code. FIIC’s product will be insuring multiple SIC codes. Other instruments such as surety bonds and letters of credit are useful instruments yet hardly any business averaging a $250,000 investment level, FIIC’s target investment level, qualifies for these instruments. FIIC is aware of two offerings that packaged more common and basic financial instruments to provide some investor comfort, but these differed substantially in that they did not insure 100% of the investors’ principal, their claims conditions were very complicated, and the costs did not cover the provision of additional resources, oversight and referral to appropriate consultants, as is included in the premium for the FIIC Investor Protection policy.

FIIC believes that it will enjoy an initial market advantage until other insurance companies redirect resources and management to seek to become competitive with FIIC. However, FIIC believes the established relationships of its principals with various data compilation sources and industry consultants, including Dun & Bradstreet, a variety of institutions and many of the consultants or other service providers that will become its strategic partners, will allow FIIC to maintain a competitive advantage. Also, based on the time and effort invested in the development of the FIIC Database Content and Technology, including the FIIC Underwriting Data and Standards, FIIC believes its exclusive license to use the this content and technology will provide it a strong foundation to compete, as other will not have immediate access to the long-term data compiled and organized specifically to support this type of insurance operation.

Other Products and Services

FIIC anticipates that it will primarily generate revenues from insurance premiums, but also anticipates generating revenues through sublicensing fees, agreements with strategic partners and sponsorships. FIIC also anticipates opening a second market product version of the FIIC system for use by banks and lenders as FIIC gains experience and market presence, and becomes a rated insurance company.

Planned Growth

Although FIIC intends to be ready and able to fully execute its business plan on its own upon the completed formation of its insurance subsidiaries, FIIC also intends to seek candidates from the insurance industry for potential mergers or acquisition in an effort to further accelerate growth, strengthen reserves and surplus, and conserve capital by potentially leveraging access to existing operations, distribution and state licensing.

Government Regulation

It is a state and federal law requirement that any company selling any insurance product must become licensed to do so. As a holding company, FIIC does not require direct licensing or certification, but its two of its three planned subsidiaries will require such regulatory approval. FGA must have at least one officer licensed to sell Property & Casualty (“P&C”) insurance; FIIC’s Vice President of Marketing, Sales and Distribution, Robert V.R. Ostrander, has obtained such licensing. In addition, James W. France just needs to pass the P&C insurance exam to become licensed. FIIC RRG will require certification from the D.C. DISR, as will FIC. Prerequisites receiving the required certifications include submission of a Plan of Operation, an actuarial Feasibility Study, and funding of a working capital reserve; FIIC has yet to complete these latter two steps towards certification for FIIC RRG and FIC. Prior to marketing in a state, FIIC must submit an application including its Feasibility Study, often with small fee, to each such state under the RRG Act. However, by law, each state must accept FIIC’s application and approve its sales activities in the state upon submission of the application. FIIC RRG and FIC will both require annual insurance audits to be submitted to the D.C. DISR as well. If FIIC RRG or FIC fails to maintain an adequate working capital reserve or maintain compliance with other aspects of the D.C. Captive Insurance Company Act of 2004, the or the RRG Act, the subsidiaries and/or FIIC may be subject to fines or penalties as severe as losing its certifications to conduct business.

Employees

Prior to February 7, 2006, FIIC had not entered any employment or other long-term compensation agreements with its executive officers or other key personnel. However, it has named executive officers, directors and key personnel, many of whom have provided services during the period of initial organization, the negotiation and consummation of the Merger and the launch of FIIC’s plan of operation. For additional detail on the Registrant’s new executive officers, directors and key personnel, see “Directors, Executive Officers and Key Personnel” under Item 9 below.

Facilities

FIIC’s executive offices are located in Columbus, Ohio, in space leased from Manchester Exchange Investment Company, a related party. For additional detail, see “Certain Relationships and Related Transactions” under Item 12 below.

Risk Factors

Any investment in the Registrant’s common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this Annual Report on Form 10-KSB before deciding whether to purchase the Registrant’s common stock. The Registrant’s business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of the Registrant’s common stock could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected the Registrant’s financial condition and operating results in the past or are currently affecting the Registrant. This Annual Report on Form 10-KSB also contains forward-looking statements that involve risks and uncertainties. The Registrant’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by the Registrant described below and elsewhere in this Annual Report on Form 10-KSB. With respect to this discussion, the terms “FIIC,” “the Company,” “we,” and “our” refer to FIIC Holdings, Inc. and its wholly-owned subsidiary FIIC, Inc.

Risks Related to Our Operations

FIIC has no operating history, expects to initially incur losses and cannot assure you that it will achieve profitability.

FIIC has not yet launched its insurance operations and thus has not generated any revenues from sales of Investor Protection or other insurance policies, or sublicenses of the FIIC Database Content and Technology. FIIC has incurred significant expense to obtain an exclusive, perpetual license and hosting and support agreement allowing use and providing for maintenance of the FIIC Database Content and Technology, including the FIIC Underwriting Data and Standards. FIIC continues to incur substantial costs to establish its insurance subsidiaries and to gain all necessary governmental licenses and certifications to conduct FIIC’s insurance business. FIIC expects that its expenses will continue to increase as it launches its insurance products and services, due to increased marketing expenses as FIIC seeks to develop customer relationships and maintain existing relationships with its business and technology resources. FIIC also anticipates that it will incur costs to establish and/or improve its financial and disclosure controls, expand and train its workforce and to maintain regulatory compliance as FIIC’s insurance underwriting grows.

Although FIIC provided Nicklebys.com, Inc. with cash consideration to satisfy its liabilities at the time of the Merger, as of December 31, 2005, FIIC already had an accumulated deficit of approximately $1,006,050. FIIC expects to continue to incur losses over at least the next year, and the amount of future losses is uncertain. FIIC’s ability to generate revenue and become profitable will depend on obtaining and maintaining regulatory approvals in the U.S., achieving market acceptance for its Investor Protection policies and related services and successfully executing its business plan. Sales of the Investor Protection policies cannot begin until FIIC receives all necessary regulatory approvals. If FIIC fails to generate significant revenues from commercial sales, fails to obtain necessary regulatory approvals, or if revenues fail to grow at a pace rapid enough to offset anticipated increases in expenses, FIIC may never achieve profitability.

FIIC’s initial success depends entirely on its Investor Protection policies, which are a new, unproven insurance product, utilizing underwriting data and standards which have not previously been used in the commercial insurance market and which may not be or become commercially viable.

FIIC’s business will initially depend entirely on a new insurance product for which there is no established market. FIIC intends to use the licensed FIIC Database Content and Technology to underwrite policies insuring the capital of investors against the risk of loss associated with certain business failures. However, the Investor Protection Policy remains in development and FIIC must clear certain regulatory and financing hurdles before actively selling this product. Further, FIIC cannot assure you it can or will develop a consistent method of application of the FIIC Underwriting Data and Standards for the issuance of Investor Protection policies that will sufficiently minimize risk of loss to FIIC, such that FIIC may achieve profitability. Developing the FIIC Underwriting Data and Standards has required extensive and sophisticated statistical gathering and analysis by FIIC Research and Development LLC (“FIIC LLC”), an affiliate of FIIC. FIIC LLC cannot assure FIIC or you that the underwriting standards are or can be made acceptable for FIIC’s intended use or that all of the relevant information necessary to maintain the standards will remain indefinitely available. Further, FIIC cannot assure you that the Investor Protection policies will be accepted commercially or that they can be priced effectively. FIIC has not yet sold any insurance policies and it cannot assure you that its underwriting efforts will be successful. Because the Investor Protection policy will initially be FIIC’s sole product focus, an inability to accurately underwrite the policies would materially affect FIIC’s ability to generate significant revenue and could likely prevent FIIC from achieving profitability.

If FIIC’s Investor Protection policy is not accepted by the financial community, FIIC may not be able to generate significant revenues or achieve profitability.

The commercial success of FIIC’s Investor Protection policy depends on its acceptance by new and emerging businesses and investors in such businesses. Such acceptance will depend on businesses’ perception of the FIIC policies as a cost-effective mechanism for encouraging investment and on investors’ perception of FIIC and its policies as reliable. FIIC cannot assure you that the Investor Protection policy will provide benefits considered adequate by all investors or businesses, or that investors and businesses will purchase a sufficient number of FIIC Investor Protection policies for FIIC and its new insurance product to achieve commercial success. Even if FIIC establishes the reliability, efficiency and cost benefits of its Investor Protection policy, investors and businesses may elect not to purchase the policy for a number of other reasons, including:

•	lack of experience with and understanding of this type of investment-related insurance;

•	the additional cost of obtaining an Investor Protection policy;

•	a determination that its limited capital would be more beneficially applied to other purposes;

•	a decision to purchase a different product from those available on the market serving a similar function; and

•	any adverse publicity regarding investment-related insurance and other risk-hedging financial products.

If FIIC is unable to establish its Investor Protection policy as a commercially viable product, it will have to rely on its sublicensing efforts to generate sufficient revenues as it seeks to develop and commercialize other products and services.

FIIC may be unable to compete successfully with its competitors, resulting in a lack of adequate revenues and inability to obtain profitability.

FIIC will face competition from other insurance companies and other financial product companies. Most of FIIC’s potential competitors have greater financial resources. Some of these competitors already have products currently available designed to decrease or hedge some forms of investment risk, and these and other companies may be developing additional products that would compete with FIIC’s Investor Protection policies.

FIIC’s ability to compete successfully in the insurance and financial product markets is based on numerous factors, including:

•
the reliability and consistency of its policies, including the speed and consistency of FIIC’s payment of claims presented under the initial Investor Protection policies, relative to competing products;

•	the relative speed with which FIIC is able to educate business and investors in its target markets about its Investor Protection policies and create a market for the product;

•	potential customers’ comfort level with a primarily internet-based insurance company, including the processing of most transactional steps over the internet; and

•	the cost-effectiveness of the Investor Protection policy.

In addition, FIIC will compete for clients on the basis of reputation of its management, client service, program and product offerings, and the ability to tailor its products and services to the specific needs of each client. If FIIC is unable to distinguish its Investor Protection policies from competing products, or if competing products reach the market first, FIIC may be unable to successfully establish a client base sufficient to achieve profitability.

FIIC may be unable to scale its operations successfully, resulting in a strain on management and increased expenses without an equal, if any, increase in revenues, negatively impacting FIIC’s results of operations and prospects for achieving profitability and stable leadership.

If successful in growing its insurance operations rapidly, FIIC’s growth will place significant demands on FIIC’s management, underwriting staff and marketing staff, as well as its financial resources. FIIC cannot guarantee that any of the systems, procedures and controls it puts in place will be adequate to support the intended rapid commercialization of its Investor Protection policy. FIIC’s operating results will depend substantially on the ability of its officers and key employees to manage changing business conditions, to implement and modify its underwriting and sales programs and to maintain sufficient financial, administrative and other resources. If FIIC is unable to adapt its services and operations to respond quickly, efficiently and in a cost-sensitive manner to changing business conditions, then the quality of its products and services and its ability to retain key personnel could be harmed, adversely impacting FIIC’s ability to achieve profitability.

Any change in FIIC’s relationship with the exclusive licensor of the FIIC Database Content and Technology, which FIIC will use to sell and underwrite its policies, could prevent FIIC from accurately assessing potential insureds’ risk profiles when issuing policies and from writing policies in a timely manner, thereby reducing its future revenues or increasing its costs.

FIIC relies on a Database Access Content License, Hosting and Support Agreement with FIIC LLC to access the FIIC Underwriting Data and Standards used to underwrite its Investor Protection policies. Under this agreement, FIIC has exclusive, perpetual, worldwide rights to access the FIIC Database Content and Technology via FIIC LLC’s proprietary technology and to use it to underwrite and sell Investor Protection policies. However, these exclusive rights may be terminate or may be terminated if FIIC breaches the terms of the license agreements and fails to cure the breach.

FIIC’s reliance on this license subjects it to various risks that could harm its business, including:

•	reliance on FIIC LLC to maintain the FIIC Database Content and Technology and provide adequate support services if and when FIIC encounters a problem;

•	reliance on FIIC LLC to ensure the security of the FIIC Database Content and Technology Data and Standards from FIIC’s competitors;

•	the possibility that FIIC LLC may not be able to obtain adequate information from its third-party sources in a timely manner or on commercially reasonable terms; and

•
that FIIC may have difficulty locating an alternative set of applicable underwriting data and standards and similar user interface, if available at all, should FIIC LLC breach the terms of the license agreement or become unable to fulfill its obligations.

Disruption or termination of FIIC’s agreement with FIIC LLC could delay or suspend FIIC’s overall efforts to create a market for its Investor Protection policies. The loss of the license or FIIC LLC’s failure to maintain the licensed technology and data could require FIIC to cease providing products or services using such licensed technology, which would likely result in a significant loss of revenue for its business.

Claims of conflicts of interest may arise because certain of FIIC’s LLC’s members and key personnel are also directors, officers or employees of FIIC.

Certain persons in leadership positions with FIIC, including all of FIIC’s executive officers, have a continuing relationship with FIIC LLC. It is generally desirable to the members of FIIC LLC to retain such individuals in their current capacities with FIIC LLC because of their knowledge of, and experience with, FIIC LLC’s business and its operations, including maintenance of the FIIC Database Content and Technology. However, the individuals are also vital to the initial operational success of FIIC due to their familiarity with the planned Investor Protection policy, insurance operations and the intended use of the licensed FIIC Database Content and Technology. These instances of affiliation with both FIIC and FIIC LLC could create, or appear to create, conflicts of interest when such individuals are faced with decisions that may have different implications for FIIC and FIIC LLC. If a stockholder feels that one or more of these individuals failed to act in FIIC’s best interest, FIIC could be subject to shareholder litigation, resulting in additional expenses and potential disruption of its key personnel.

FIIC is dependent on information suppliers, including FIIC LLC’s third-party information suppliers, and if it is unable to successfully manage these relationships the quality and availability of FIIC’s insurance products and services may be harmed.

Some of the data used in underwriting its Investor Protection policies comes from various third party suppliers and government entities. If these suppliers are no longer able or are unwilling to provide FIIC with certain data, or to provide it at commercially reasonable rates, it may need to find alternative sources, which may not be readily available. If FIIC is unable to identify, and to the extent necessary contract with, suitable alternative data suppliers and integrate these data sources into its offerings, it could experience disruptions in its underwriting process, resulting in potential delays in sales, increased costs and reduced quality. In addition, the loss of such access or reduced availability of data in the future due to increased governmental regulation could have a material adverse effect on FIIC’s business, financial condition or results of operations.

FIIC’s ability to protect the intellectual property rights underlying its revenue-generating activities involves many complexities and uncertainties, including the impact of potential claims that the technology upon which FIIC relies infringes on the rights of others.

FIIC’s business depends significantly on its license of the proprietary FIIC Database Content and Technology from FIIC LLC. FIIC LLC relies on a combination of common law copyrights, confidentiality agreements and other contractual provisions to establish, maintain and protect its proprietary rights, all of which afford only limited protection. FIIC’s success will depend to a significant extent on the ability of FIIC LLC to obtain and maintain trademark and copyright protection for the FIIC Underwriting Data and Standards and related access and correlation technologies, to preserve its trade secrets and to operate without infringing the proprietary rights of others. To date, FIIC LLC has not filed for statutory trademark or copyright protection for its intellectual property and has not committed to do so. FIIC and FIIC LLC cannot assure you that FIIC LLC’s existing common law trademarks or copyrights will provide substantial protection against competitors with similar technology or be of commercial benefit to FIIC, that trademark and/or copyright protection is in fact available for its intellectual property, or that such protections, if available, will be effective to provide or provide remedies for infringement. FIIC LLC cannot assure FIIC or you that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to its trade secrets or disclose such technology. FIIC’s success will also depend to a significant extent on its ability to aid FIIC LLC in preserving such proprietary rights, particularly by limiting sublicensed use of the FIIC Database Content and Technology pursuant to the agreed limitations of the license between the parties and not disclosing FIIC LLC’s confidential sources of third party information. FIIC also relies on trade secrets and cannot assure you it can meaningfully protect its right to such trade secrets.

As businesses reliant on proprietary information and technology, FIIC and FIIC LLC may also be subject to intellectual property litigation by third parties claiming FIIC’s products or the underlying processes infringe on their proprietary rights. If FIIC LLC’s proprietary rights and FIIC’s rights to use such information and technology pursuant to the license are challenged by litigation and, if the outcome of such litigation were adverse to FIIC LLC and/or FIIC, competitors might be free to use the information and technology subject to the challenge, or FIIC LLC may be required to license the information and technology to others in settlement of such litigation. In addition to any potential liability for damages, FIIC could be required to obtain an alternate or additional license in order to continue to sell or use the affected product or process. The invalidation of such proprietary protections could create increased competition, with potentially material adverse effects on FIIC and its business.

Litigation also may be necessary to assist FIIC LLC in enforcing its proprietary rights and/or to determine the scope and validity of the proprietary rights of others, with similar potentially disruptive and adverse effects on FIIC. Legal standards relating to the validity, enforceability and scope of protection of both common law and statutory proprietary rights are continuously evolving, especially in relation to software and internet technologies. Even if ultimately resolved in favor of FIIC and FIIC LLC, any intellectual property litigation would be costly and could divert the efforts and attention of FIIC’s management and technical personnel, which could have a material adverse effect on its business, financial condition and results of operations. FIIC cannot assure you that infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not prevent FIIC from selling its products, materially and adversely affecting its business, financial condition and results of operations. If any such claims are asserted against it, FIIC may seek to enter into royalty or licensing arrangements. FIIC cannot assure you that a license with such parties will be available on commercially reasonable terms, or at all.

FIIC may be subject to claims of trademark infringement, which may harm its ability to generate awareness of its products and achieve profitability.

FIIC has recently become aware that other parties are utilizing “FIIC” as an identifying mark, or other marks that incorporate the letters “FIIC.” Although FIIC is not aware of any such party operating in the insurance industry, FIIC may be subject to legal proceedings alleging claims of trademark infringement in the future and those parties may have rights to such marks that are superior to those of FIIC. In this event, FIIC may be required to stop using the name in particular markets or to obtain a license from these parties to use it in such markets. If FIIC must rebrand, it may result in significant marketing expenses and additional management time and resources, which may adversely affect its business.

FIIC’s business model is heavily dependent on information processing systems that may fail or become obsolete.

FIIC’s underwriting process relies on proprietary technology to gather, analyze and apply data related to the success and failure of new and growing businesses across the country. FIIC’s ability to successfully operate its insurance business depends on its ability to obtain such information and its capacity to store, retrieve, process, update and manage significant databases and expand and upgrade periodically our information processing capabilities. The underlying technology likely will change and may become obsolete as new technologies develop. FIIC’s future success will depend upon its ability to remain current with the rapid changes in the technologies used in its business, to learn quickly to use new technologies as they emerge and to develop new technology-based solutions as appropriate. If FIIC is unable to do this, it could be at a competitive disadvantage. FIIC’s competitors may gain exclusive access to improved technology, which also could put FIIC at a competitive disadvantage. If FIIC cannot adapt to these changes, its business, financial condition or results of operations may be materially adversely affected. Likewise, the information underlying the FIIC Underwriting Data and Standards can and will become obsolete if not updated on a consistent and timely basis. If FIIC LLC fails to adequately maintain the FIIC Database Content and Technology, FIIC’s underwriting process will become increasingly less accurate and FIIC may face an increase in the number of claims presented. Further, interruption or loss of FIIC’s information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure, or damage caused by fire, tornadoes, lightning, electrical power outage or other natural or man-made disruption could have a material adverse effect on our business, financial condition and results of operations.

FIIC faces significant security risks related to its electronic transmission of confidential information, which could result in inadvertent disclosure of confidential information of FIIC and/or its customers, which could harm FIIC’s competitive advantage, its ability to generate future revenues, and its ability to obtain or maintain profitability.

FIIC will rely on encryption and other technologies to provide system security to effect secure transmission of confidential or personal information in its internet-based underwriting system. FIIC currently licenses these technologies from FIIC LLC and may obtain similar licenses from other third parties. There is no assurance that FIIC’s use of applications designed for data security, or that of third-party contractors will effectively manage evolving security risks. A security or privacy breach could:

•	expose FIIC to liability;

•	increase FIIC’s expenses relating to resolution of these breaches;

•	deter customers from using FIIC’s web-based policy application and other aspects of its web-based customer interface; and

•	deter information suppliers from doing business with FIIC.

Any inability to protect the security and privacy of FIIC’s electronic transactions could have a material adverse effect on its business, financial condition or results of operations.

FIIC’s Investor Protection policies will likely have variable sales, reflecting increases and decreases in overall new or emerging business financing, which may cause FIIC’s revenue and operating results to fluctuate significantly from quarter-to-quarter.

FIIC expects that its Investor Protection policies may initially have a lengthy and potentially sporadic sales cycle. FIIC may incur substantial sales and marketing expenses and expend substantial effort without making significant sales as it educates businesses and potential investors about the benefits of its Investor Protection policies. Sales of Investor Protection policies may not grow significantly until FIIC proves to the market that it will consistently pay out claims in a time-efficient, cost-effective and business and investor-friendly manner. FIIC anticipates that the time from the sale and issuance of its initial Investor Protection policy to the presentment and processing of an initial claim under such a policy may be 18 months to 2 years, based on an assessment of historical transaction data regarding the success rate of new and emerging businesses. The market for investment insurance is dependent upon, among other things, the volume of financing transactions that satisfy FIIC’s eligibility criteria, which is usually influenced by factors such as interest rates and the state of the overall economy. Further, even after making a decision to purchase an Investor Protection policy for the benefit of its investors, some businesses may choose not to renew their policies or subsequently buy policies for additional rounds of financing based on the business’ internal performance outlook expectations. Thus, the market of potential purchasers of the Investor Protection policies will likely grow and shrink according to the numerous factors which impact the financial climate for and likely success of new businesses as well as the actual performance of FIIC’s Investor Protection policies. As a result, FIIC’s revenue and operating results may vary significantly from quarter to quarter, which increases the risk of an operating loss for FIIC for any given quarter.

Any geographic or industry concentration of businesses holding FIIC Investor Protection policies could leave FIIC vulnerable to an economic downturn or regulatory changes in those areas, resulting in a decrease in its revenues.

FIIC plans to offer its Investor Protection policies to new and growing businesses nationwide. However, it will take a number of years for FIIC to develop a portfolio of policies that is fully diversified across geographic regions and industries. FIIC will initially market its policies to businesses concentrated in a small number of states, and thus the occurrence of adverse economic conditions or an adverse regulatory climate in such states could significantly increase the number of claims presented to FIIC and could negatively affect FIIC’s financial results more than would be the case if its business were more geographically diversified. Similarly, if FIIC’s initial policies protect investors in businesses concentrated in a small number of industries, any change in the regulation of or business climate in such industries and resulting increases in associated costs and/or competition within such industries could significantly increase the number of claims presented to FIIC and could negatively affect FIIC’s financial results more than would be the case if its policies were issued to businesses across more diverse industries.

FIIC depends on certain key executive personnel for its success, the loss of whom could adversely affect its business, financial condition and results of operations.

FIIC’s success depends on the continued availability and contributions of members of its senior management teams and other key personnel. James W. France, FIIC’s President, Chief Executive Officer and a director, first developed the concept for the Investor Protection policy, has been intimately involved in developing the insurance structure of FIIC and the Database Content and Technology of FIIC LLC, including the development of the FIIC Underwriting Data and Standards, and has attracted the capital required necessary to launch FIIC’s commercial efforts. As such, FIIC’s success depends in large measure on the continued service of Mr. France in those positions. The loss of the services of Mr. France or any of a number of other executive officers and senior managers could delay or reduce FIIC’s product and service development and commercialization efforts.

Furthermore, recruiting and retaining qualified personnel to educate the marketplace about the availability and benefits of Investor Protection policies will be critical to FIIC’s success. The loss of members of FIIC’s management team or its inability to attract or retain other qualified personnel or advisors, could significant weaken FIIC’s management team, harm its ability to compete effectively and harm its long-term business prospects. If key managers were to end their employment with FIIC, it could disrupt FIIC’s initial client relationships and have a corresponding negative effect on financial results, marketing and other objectives and impair FIIC’s ability to implement its rapid growth strategy. Most of FIIC's executive officers and other planned key personnel are subject only to consulting arrangements and not formal long-term employment agreements. Although FIIC does intend to execute employment agreements containing confidentiality and non-compete provisions with these individuals prior to underwriting any policies, some courts may not enforce such an agreement against an employee. Although FIIC has adopted the FIIC 2005 Plan, since FIIC is likely a “shell company” as defined by Rule 405 promulgated under the Securities Act, it is ineligible to register the plan using Form S-8. Given FIIC’s limited financial resources and need to focus on the launch of its operations, FIIC is unlikely to register the FIIC 2005 Plan via other available methods and thus unlikely to issue shares to its current or potential employees under the FIIC 2005 Plan until such time as it ceases to be a shell company and becomes eligible for use of Form S-8.

FIIC’s management is relatively inexperienced in the insurance industry and thus may be less able to foresee potential problems with or adverse effects upon FIIC’s business.

While Mr. France and other members of the FIIC management team have spent several years developing the concept of the Investor Protection policy, most of the management team does not have any experience with insurance company formation or the day-to-day operation of insurance entities. FIIC’s executive management has undertaken significant efforts to become more educated about insurance company formation and management; Robert Ostrander, FIIC’s Vice President, Secretary and a director of FIIC has become a licensed insurance broker. In addition, management plans to hire a number of individuals with more significant insurance company experience for key management positions, FIIC will initially rely substantially on the advice and guidance of its insurance counsel and insurance consultants, and on feedback from governmental authorities, such as the Washington D.C. Department of Insurance and Securities Regulation and Ohio Department of Insurance. Accordingly, FIIC’s current personnel’s inexperience in developing an insurance company could significantly adversely affect the Company’s ability to achieve its goal.

Risks Relating to Regulatory Requirements

FIIC’s planned insurance subsidiaries all require certain licensing and/or certifications from certain government agencies, without which they will be unable to operate and unable to generate revenues.

FIIC cannot assure you that it will be able to obtain the regulatory approvals necessary for the establishment and operation of its planned insurance subsidiaries on a timely basis, if at all. Any delays in receipt or failure to receive such clearances or approvals, the loss or impairment of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on FIIC’s business, prospects, financial condition and results of operations. FIIC cannot assure you that it will be able to maintain compliance with all regulatory requirements over time. Changes in existing laws, regulations or policies and the adoption of new laws, regulations or policies could prevent FIIC from, or could affect the timing of, achieving compliance with regulatory requirements, including current and future regulatory approvals, where necessary.

Failure to comply with government regulations applicable to the insurance industry could restrict FIIC’s ability to conduct its business.

Government authorities regulate insurance entities in the states in which they do business. These regulations generally are intended for the protection of policyholders rather than stockholders. The nature and extent of these regulations vary from jurisdiction to jurisdiction, but typically involve:

•	approval of premium rates for insurance;

•	standards of solvency and minimum amounts of statutory capital surplus that must be maintained;

•	limitations on types and amounts of investments;

•	establishing reserves, including statutory premium reserves, for losses and loss adjustment expenses;

•	regulation of dividend payments and other transactions between affiliates;

•	prior approval of the acquisition and control of an insurance company or of any company controlling an insurance company;

•	licensing of insurers and agents;

•	regulation of reinsurance;

•	restrictions on the size of risks that may be insured by a single company;

•	regulation of underwriting and marketing practices;

•	deposits of securities for the benefit of policyholders;

•	approval of policy forms;

•	methods of accounting; and

•	filing of annual and other reports with respect to financial condition and other matters.

These regulations may impede or impose burdensome conditions on rate increases or other actions that FIIC or its insurance subsidiaries might want to take to implement FIIC’s business strategy and enhance its operating results. FIIC intends to conduct business in a number of states and will be subject to the costs of applying to do business and comprehensive regulation and supervision by government agencies in many or all of the states in which it does business. FIIC’s ability to conduct its business in the states in which it currently operates depends on its compliance with the rules and regulations established by the regulatory authorities in each of these states, and those rules and regulations may be or become inconsistent. State insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations, including those relating to the licensing of insurance brokers and agents, premium rates, regulating unfair trade and claims practices, and the regulation of the handling and investment of insurance carrier funds held in a fiduciary capacity. These examinations may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations of existing laws and regulations, that adversely affect FIIC’s business. More restrictive laws, rules or regulations may be adopted in the future that could make compliance more difficult and/or expensive.

FIIC is subject to substantial government regulation which could have the effect of delaying or preventing a change of control of its insurance subsidiaries or the company as a whole.

Many state insurance regulatory laws, intended primarily for the protection of policyholders, contain provisions that require advance approval by state agencies of any change in control of an insurance company or an insurance holding company that is domiciled (or, in some cases, doing business) in that state. Any future transaction that would constitute a change of control of any or all of FIIC’s insurance subsidiaries or FIIC as a whole may require regulatory approval by the state insurance agencies of at least Ohio and Washington, D.C. Such regulatory requirements could have the effect of delaying or preventing transactions affecting the control of FIIC or ownership of its common stock, including transactions that could be advantageous to the combined entity’s stockholders.

Presentment of claims in excess of FIIC’s reserves could adversely affect its business, financial condition and results of operations.

Pursuant to the licensing requirements of the D.C. DISR, as set forth in district and federal law, FIIC must initially maintain a reserve account of at least $900,000 and must accept no more than $2.00 of premium for each dollar of capital it holds in reserve. The careful application of the FIIC Underwriting Data and Standards and maintenance of this reserve are intended to minimize the number of claims presented to the company and the fiscal impact of such claims on FIIC’s revenues and stability. However, FIIC cannot provide any assurance that its insureds will not file claims in number or scope in excess of FIIC’s expectations or that such claims in aggregate will not deplete its revenues and reserves, resulting in a need to desist from underwriting new policies until funds are available to bring FIIC back into regulatory compliance. Further, if FIIC fails to maintain adequate reserves or maintain the premium to reserve ratio as required by the D.C. DISR, it could incur a $5,000 fine per violation and/or become subject to claims by any or all of the states in which it is doing business, which could become disruptive to FIIC’s operations and negatively impact its financial condition, public perception of FIIC and its share price. If such violations are significant and remain uncured, FIIC’s insurance subsidiaries could ultimately lose their license and be unable to continue their operations.

FIIC may be subject to increased regulation regarding the use of personal information received from investors.

Use of certain data collected from investors may be subject to regulation by various federal, state and local regulatory authorities. Compliance with existing federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may increasingly affect FIIC’s operations, including the sharing of such information with FIIC LLC pursuant to the license agreement for maintenance of the FIIC Database Content and Technology, and could result in substantial expense for regulatory compliance, limitations on access to important information, litigation expense and a loss of revenue.

If FIIC fails to maintain effective internal controls over financial reporting, it may be subject to litigation and/or costly remediation and the price of its common stock may be adversely affected.

As a private company, FIIC, Inc. did not previously have to report on its disclosure controls and procedures or its internal controls over financial reporting, and as a developing company is only in the process of implementing formal procedures intended to satisfy the requirements of Section 404 and other related provisions of the Sarbanes-Oxley Act of 2002. However, beginning with its fiscal year ending December 31, 2007, FIIC will have to fully comply with these requirements. Failure to establish the required controls or procedures, or any failure of those controls or procedures once established, could adversely impact FIIC’s public disclosures regarding its business, financial condition or results of operations. Upon review of the required internal controls over financial reporting and disclosure controls and procedures, FIIC’s management and/or its auditors may identify material weaknesses and/or significant deficiencies that need to be addressed. Any actual or perceived weaknesses or conditions that need to be addressed in FIIC’s internal controls over financial reporting, disclosure of management’s assessment of its internal controls over financial reporting or disclosure of FIIC’s public accounting firm’s attestation to or report on management’s assessment of FIIC’s internal controls over financial reporting could have an adverse impact on the price of its common stock and may lead to claims against FIIC.

Compliance with changing corporate governance and public disclosure regulation will likely result in additional expenses and increased liability exposure for FIIC, its directors and its executive officers.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of FIIC’s internal control over financial reporting, and attestation of its assessment by the combined group’s independent registered public accountants. This requirement first will apply to FIIC’s annual report for fiscal 2007, unless FIIC grows swiftly enough to be deemed “an accelerated filer” prior to that time. The standards for management’s assessment of the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. FIIC may encounter problems or delays in completing activities necessary to make an assessment of its internal control over financial reporting. In addition, FIIC’s new independent registered public accountants may not have significant experience with the attestation process, and the combined group may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of its assessment by FIIC’s independent registered public accountants. If the combined group cannot assess its internal control over financial reporting as effective, or its independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted. Further, many companies have reported that compliance with these standards requires a disproportionate expenditure of funds.

In addition, the SEC recently announced a significant number of changes to the laws, regulations and standards relating to corporate governance and public disclosure. FIIC’s management team needs to invest significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, because public company directors and officers face increased liabilities, the individuals slated to serve in these positions after the Merger may be less willing to remain as directors or executive officers long-term, and FIIC may experience difficulty in attracting qualified replacement directors and officers, or FIIC may need to expend a significantly larger amount than NBYS or FIIC previously spent on recruiting, compensating and insuring new directors and officers.

Risks Relating to FIIC’s Capital Structure

FIIC’s capital needs are uncertain and FIIC may need to raise additional funds, which may not be available on favorable terms, if at all, thereby potentially disrupting the initial growth of FIIC’s insurance business and the FIIC’s ability to generate revenue.

FIIC believes that it will have sufficient cash and cash equivalents to meet projected operating requirements for approximately the next 12 months. However, if FIIC does not complete the Private Placement within 90 to 120 days after the Merger resulting in $2.5 million gross proceeds as sought, it will need to seek additional funds from public and private stock offerings, borrowings under credit lines or other sources because, pursuant to district and federal insurance law, the Washington, D.C. Department of Insurance and Securities Regulation (“D.C. DISR”), requires a company to maintain one dollar in working capital on reserve for every $2.00 of insurance premium to be written prior to the establishment and licensing of a risk retention group, or RRG. FIIC is in the process of preparing an application for the establishment and licensing of an RRG for submission to the D.C. DISR, pending the funding of a required actuarial feasibility study and the necessary working capital reserve. FIIC anticipates filing of the complete application during the second quarter of 2006. If FIIC is unable to fund or successfully complete the required study or the minimum working capital reserve, then it will be unable to launch its operations. Since the funds in the working capital reserve cannot be used to fund operations, FIIC may also need additional capital to continue to grow its business in keeping with market demand if early product sales are steady.

The amount of additional capital FIIC may need to raise through public or private equity or debt financings over the next few years will depend on many factors, including:

•	market acceptance and the growth rate of demand, if any, for FIIC’s Investor Protection policies;

•	the lead time required to execute and generate a revenue stream from customer contracts;

•	changes in the size of the required working capital reserve or other regulatory requirements;

•	availability of opportunities for strategic acquisition of other companies with technology, resources, customers or know-how that will further the growth of the FIIC’s insurance business; and

•	the accuracy of FIIC’s projections regarding its operating costs, including the costs of regulatory compliance, personnel, legal and accounting costs and the cost of funds.

FIIC cannot be certain that additional sources of liquidity will be available when needed in the future and that its actual cash requirements will not be greater than anticipated. If FIIC requires additional capital at a time when investment in insurance companies or in the financial services market in general is limited due to the then prevailing market or other conditions, FIIC may not be able to raise such funds at the time that it desires or any time thereafter. If FIIC is unable to obtain this financing on terms favorable to FIIC, it may be unable to execute its long-term business plan and may be required to scale back further development of FIIC’s insurance products and services, to limit its marketing activities, to sell some or all of its technology, intellectual property or assets, to merge with another entity, or terminate its operations.

If FIIC raises additional capital through strategic alliances with third parties, the combined group may have to relinquish certain technology or product rights, limiting its ability to implement its long-term business plan.

If FIIC raises additional funds through collaboration, licensing or other arrangements with third parties, it may be required to relinquish rights or grant licenses on unfavorable terms to certain of its technologies or products that it may otherwise seek to develop or commercialize on its own. While potentially necessary for the continuance of operations during a time of cash constraints or a shortage of working capital, such actions could make it difficult or impossible to implement FIIC’s long-term business plans or could materially adversely affect its business, financial condition and results of operations.

In the event that FIIC raises additional capital through issuance of equity securities, or securities exercisable for or convertible into equity securities in FIIC, its stockholders could experience substantial additional dilution.

If FIIC raises additional capital by issuing equity securities or convertible debt securities, its existing stockholders may incur substantial dilution. Further, any shares so issued may have rights, preferences and privileges superior to the rights, preferences and privileges of FIIC’s outstanding common stock.

Future acquisitions, if any, may disrupt FIIC’s business, distract the group’s management and reduce the percentage ownership of its stockholders.

As part of its business strategy, FIIC intends to engage in acquisitions that it believes will provide complementary technologies, products, services, marketing channels, expertise and/or other valuable assets and resources. However, FIIC may not be able to easily identify suitable acquisition candidates and/or may need to rely on the services of financial advisors in identifying or negotiating with such candidates, possibly at substantial cost. If and when FIIC does identify a suitable candidate, it may not be able to acquire the complementary business on commercially acceptable terms, or at all. Although FIIC will actively seek acquisition candidates, FIIC cannot assure you that it will be successful in these efforts. If FIIC is unable to acquire appropriate businesses on favorable economic terms, or at all, or is unable to introduce new products and services successfully, its business could be materially adversely affected.

Even if FIIC is able to complete such an acquisition, it may not be able to successfully integrate the acquired business into its existing business in a timely and non-disruptive manner. Such integration may require the devotion of a significant amount of time and management and financial resources. Even with this investment of management and financial resources, an acquisition may not produce the desired revenues, earnings or business synergies. In addition, the consideration required to complete such strategic acquisitions may reduce the percentage ownership of FIIC’s current stockholders. If FIIC misjudges the value of and overpays for the target company, fails to integrate the acquired business effectively or if key employees of the acquired business depart, the anticipated benefits of the acquisition could be jeopardized. The time, capital and management and other resources spent on an acquisition that fails to meet FIIC’s expectations could materially and adversely affect its business and financial condition. In addition, from an accounting perspective, acquisitions can involve non-recurring charges and amortization of significant amounts of intangible assets that could adversely affect the results of operations for and market perception of FIIC.

If FIIC is unable to meet its obligations resulting from the Bridge Financing, certain relationships key to the potential success of FIIC’s business could be disrupted.

As a result of the Bridge Financing, as defined and discussed in detail under “Recent Sales of Unregistered Securities” under Item 5 herein, Oceanus holds a senior secured convertible promissory note convertible into shares of FIIC’s common stock at any time, including accrued and unpaid interest, and a warrant to purchase additional shares of FIIC’s common stock. The note is due and payable on the earlier of May 28, 2006, or FIIC’s receipt of equity or debt financing in excess of $500,000. If FIIC receives such financing prior to May 28, 2006, FIIC must pay Oceanus the lesser of 50% of the financing amount or the balance owed on the note, including accrued interest. Alternately, Oceanus may elect to convert the note into shares of FIIC’s common stock at a rate of $1.00 per share, including accrued and unpaid interest. In support of the note, FIIC executed a security agreement in favor of the noteholder, pledging all of its existing and hereafter acquired assets, including its license for the FIIC Database Content and Technology, as security for the note, and FIIC, Inc. provided a subsidiary guaranty. In addition, FIIC’s Chief Executive Officer, President and director has executed a pledge agreement guarantying FIIC’s obligations under the convertible note with an aggregate 571,000 shares of his common stock. In the event that FIIC is unable to fulfill its payment obligations under the convertible note and the noteholder chooses not to convert the note to alternatively satisfy such obligations, under the pledge agreements the noteholder would be entitled to the pledged shares. Although the noteholder could not obtain control of the Registrant upon receipt of the pledged shares and exercise of its warrant to purchase common stock, the noteholder would obtain a more significant stake in FIIC, up to ranging from approximately 8.25% on a fully diluted basis to 10.08% on an undiluted basis.

Further, upon enforcement of the pledge agreement, Mr. France would lose all of his current holdings of common stock in FIIC, and thus may be less likely to exercise his outstanding warrants to re-establish an ownership position and/or may be less inclined to serve in leadership positions. Finally, if the noteholder seeks to exert control over the rights to the FIIC Database Content and Technology on which the FIIC business model relies, the noteholder could disrupt FIIC’s business to the detriment of FIIC’s results of operations and the other stockholders of FIIC.

FIIC’s common stock will likely be considered a “penny stock,” will be subject to additional sale and trading regulations that may make it move difficult to sell.

FIIC’s common stock could be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”). Circumstances under which FIIC’s shares would be “penny stock” under the Exchange Act include, but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of FIIC’s common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least 2 business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of FIIC’s common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We cannot assure that an established public trading market will develop for FIIC’s securities, which would adversely affect the ability of investors to ultimately sell their securities in the public market.

Although Nicklebys’ common stock has been quoted on the Over-the-Counter Bulletin Board (the “OTCBB”), there is no active trading market for the Nicklebys, now FIIC, common stock, and a regular trading market for FIIC’s securities may not develop or be sustained in the future. The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “Nasdaq Stock Market”). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Prices for securities traded solely on the OTCBB may be subject to significant volatility. Further, the NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time.

The high volume of shares eligible for future sale may adversely affect the market price of FIIC’s common stock, because the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the perceived value, and therefore price, of FIIC’s common stock.

The terms and conditions of FIIC’s Bridge Financing and its Private Placement include piggyback registration rights for any shares issued in relation to these transactions. Thus, if FIIC decides to register any shares on its own account or on behalf of other shareholders under the Securities Act of 1933, as amended (the “Securities Act”), FIIC will also be obligated to pay all expenses incident to registering some or all of the shares issued in relation to the Bridge Financing and the Private Placement, covering the subsequent resale of these shares of FIIC’s common stock. These registration rights are subject to the requirement that sellers pay all underwriting discounts or commissions with respect to their shares, and all shares in registration will be subject to any lock-up provisions and cutbacks as may be proposed by the underwriter, if any. However, registration under the Securities Act will allow these shares to ultimately be sold on the open market and the impact of a significant percentage of shares entering the market at once could adversely affect the market price of the combined group’s common stock.

Additionally, following the Merger, FIIC’s stockholders may become eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of FIIC’s common stock by creating an excessive supply.

Market prices for FIIC’s common stock may be influenced by a number of additional factors, including:

•	future offerings;

•	changes in interest rates;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	the depth and liquidity of the market for FIIC’s common stock;

•	investor perceptions of the company and the insurance industry generally;

•	investor perception of the company’s ability to adjust to or address changes in government rules and regulations applicable to insurance and/or public companies; and

•	general economic and other national conditions.

FIIC does not foresee paying cash dividends in the foreseeable future.

Nicklebys has not paid cash dividends on its stock in the past and FIIC does not plan to pay cash dividends on its stock in the foreseeable future.

Item 2. Description of Property.

During 2005, the Registrant’s chief executive officer, Scott Thornock, undertook all actions taken to identify, conduct due diligence on and obtain a definitive agreement with a potential merger candidate without compensation and with Bruce Capra provided the necessary facilities to the Registrant free of charge.

The Registrant does not presently own any real property, nor does it have any investment in real estate or in securities relating to real estate. FIIC’s executive offices are located in Columbus, Ohio, in space leased from Manchester Exchange Investment Company, a related party. For additional detail, see “Certain Relationships and Related Transactions” under Item 12 below.

Item 3.  Legal Proceedings.

The Registrant is not party to any pending legal proceeding nor, to the Registrant’s knowledge, is its property the subject of a pending legal proceeding. We are not aware of any legal proceedings in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of our voting securities, or any affiliate of any such director, officer, affiliate of the Registrant or security holder, is a party adverse to the Registrant or has a material interest adverse to the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant filed a definitive proxy statement on Schedule 14A with the Securities and Exchange Commission, which was mailed to the Registrant’s shareholders on January 17, 2006, to solicit their proxy to vote on the merger of the Registrant and FIIC, Inc. and related transactions at a special meeting of the Registrant’s shareholders. The proxy statement presented four proposals to the shareholders to be voted upon at the meeting:

Proposal 1 — Approval of Issuance of the Registrant’s Securities and Change of Control of the Registrant Pursuant to the Agreement and Plan of Merger with FIIC, Inc.

Proposal 1 asked the shareholders to consider and vote upon a proposal to approve the merger of the Registrant with FIIC, Inc., a privately-held Delaware corporation, pursuant to an Agreement and Plan of Merger executed July 19, 2005, as amended (the “Merger Agreement”), by and among the Registrant, FIIC, Inc., Nicklebys Acquisition Corp., a privately-held Nevada corporation and wholly-owned subsidiary of the Registrant (the “Merger Sub”), and five of the Registrant’s shareholders as individuals (the “Merger”), including the issuance of shares of NBYS common stock and the assumption by the Registrant of all outstanding options, warrants and convertible notes of FIIC, Inc. as consideration for the Merger, the resulting change of control of the Registrant, and the related change in the individuals serving as the Registrant’s board of directors and management pursuant to the terms of the Merger Agreement.

Proposal 2 — Approval of Amendment to the Registrant’s Articles of Incorporation to Effect a Reverse Stock Split of the Registrant’s Common Stock

Proposal 2 asked the shareholders to consider and vote upon a proposal to approve an amendment to the Registrant’s Articles of Incorporation to effect a reverse stock split of the Registrant’s common stock pursuant to which every 2.00317 outstanding shares would be combined into one (1) share of the Registrant’s common stock (the “Stock Split”) and to authorize the Registrant’s Board of Directors to file such amendment prior to the closing of the Merger.

Proposal 3 — Approval and Assumption of the FIIC 2005 Stock Option, Deferred Stock and Restricted Stock Plan

Proposal 3 asked the shareholders to consider and vote upon a proposal to assume FIIC’s 2005 Stock Option, Deferred Stock and Restricted Stock Plan as the Registrant’s plan (the “Plan Assumption”).

Proposal 4 — Approval of the Change of the Registrant’s State of Incorporation from Colorado to Delaware and Concurrent Name Change to “FIIC Holdings, Inc.”

Proposal 4 asked the shareholders to consider and vote upon a proposal to approve, following the close of the Merger, the filing of an Agreement and Plan of Merger, along with any other required supporting documentation, for the reincorporation of the Registrant from the State of Colorado to the State of Delaware and the concurrent change of the Registrant’s name to “FIIC Holdings, Inc.” (the “Reincorporation and Name Change”).

The special meeting of shareholders was held February 7, 2006 at 10:00 a.m. Mountain Standard Time, at 650 South Cherry Street, Suite 310, Denver, Colorado. As of the record date of January 13, 2006, as set by the Registrant’s board of directors, 2,901,011 shares of the Registrant’s common stock were issued, outstanding, and entitled to vote at the special meeting. A majority of the Registrant’s outstanding shares of common stock as of the record date, 1,453,407 shares, needed to be present at the meeting, either in person or by proxy, to establish a quorum in order to hold a valid meeting of shareholders and conduct business; 2,117,187 shares were present in person or by proxy at the special meeting, thereby establishing the required quorum.

To be approved, each proposal presented at the Registrant’s special meeting needed to receive a “For” vote from the majority of shares of the Registrant’s common stock outstanding on the record date, at least. Therefore, to be approved, shareholders holding at least 1,453,407 shares of the Registrant’s common stock needed to vote “For” each proposal, and all four proposals needed shareholder approval in order for the Merger to close. 2,117,187 shares voted in favor and no shares voted against Proposal 1, thereby approving the Merger and related change of control of the Registrant. 2,117,187 shares voted in favor and no shares voted against Proposal 2, thereby approving the Stock Split. 2,117,187 shares voted in favor and no shares voted against Proposal 3, thereby approving the Plan Assumption. 2,117,187 shares voted in favor and no shares voted against Proposal 4, thereby approving the Reincorporation and Name Change.

Concurrent with the mailing of the Registrant’s proxy statement, FIIC, Inc. mailed a proxy statement to its stockholders soliciting their vote on the Merger at a special meeting of the FIIC, Inc. stockholders also held February 7, 2006, at which the FIIC, Inc. stockholders also approved the Merger and all related proposals. Upon completion of the special meetings on February 7, 2006, the Registrant filed a Schedule 14f-1 Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 thereunder, reporting the resulting changes in the Registrant’s board of directors and management upon closing of the Merger. Immediately prior to the closing of the Merger, as contemplated by the Merger Agreement, the Registrant’s board of directors appointed James W. France, Robert V.R. Ostrander, Kevin Loychik, Brent Peterson and Dean Barrett as directors of the Company. Following such appointments, Scott Thornock, Bruce Capra, Paul Zueger and Wayne Yakes, M.D. immediately resigned, contingent and effective upon closing of the Merger. Upon closing of the Merger on February 28, 2006, the Registrant’s board of directors was reconstituted pursuant to the Registrant’s new Certificate of Incorporation and Bylaws, and shall now have no less than three and no more than nine directors. Also upon closing of the Merger, the appointments and resignations of the noted directors became effective, thereby effectuating a changeover in the Registrant’s board. Each member of the current board of directors shall serve until his successor is elected and qualified, pursuant to the terms of the Registrant’s Bylaws and other organizational documents.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

Quotation on the Over-the-Counter Bulletin Board

The Registrant’s common stock was quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol NBYS.OB through March 1, 2006. There has been no active public trading market for the common stock since the inception of Nicklebys.com, Inc. on January 13, 1999. The following presents the range of high and low bid information for the Registrant’s common equity for each quarter within the last two fiscal years based on the information available from the OTCBB:

	Closing Bid
Fiscal Year Ended December 31, 2005	High	Low
Quarter Ended December 31, 2005	$0.35	$0.30
Quarter Ended September 30, 2005	1.25	0.30
Quarter Ended June 30, 2005	0.51	0.25
Quarter Ended March 31, 2005	0.51	0.40

Fiscal Year Ended December 31, 2004	High	Low
Quarter Ended December 31, 2004	$0.40	$0.40
Quarter Ended September 30, 2004	0.51	0.40
Quarter Ended June 30, 2004	1.25	0.05
Quarter Ended March 31, 2004	0.05	0.05

These figures represent over-the-counter market quotations, and as such reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Since March 2, 2006, the Registrant’s common equity has been quoted on the OTCBB under the symbol FIIH.OB.

“Penny Stock” Regulation

The SEC has adopted a rule that established the definition of a “penny stock,” for purposes relevant to the Registrant, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience and objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transaction in penny stocks.

The broker or dealer must also deliver, no less than two business days prior to any transaction in a penny stock, a disclosure schedule in a form specified by the SEC relating to the penny stock market, which, in highlight form,

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	states that the broker or dealer must receive a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about

•	the risks of investing in penny stocks in both public offerings and in secondary trading,

•	the commissions payable to both the broker-dealer and the registered representative,

•	current quotations for the securities, and

•	the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Finally, monthly statements have to be sent by the broker-dealer disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We cannot predict whether or when our securities will comply with the requirements for exemption from classification as “penny stock” under Rule 3a51−1 of the Exchange Act, or the applicable “penny stock” regulations for listing on Nasdaq or some other national exchange, or if they were to become listed, be able to maintain the maintenance criteria necessary to insure continued listing. If our securities fail to qualify for the exemption or fail to qualify or meet the relevant maintenance criteria after qualification in the future, it may result in the discontinuance of the inclusion of our securities on a national exchange. However, trading, if any, in our securities may then continue in the over the counter market and quotations may be available from the over the counter bulletin board or in the so-called pink sheets, a centralized quotation service that collects and publishes market maker quotes for over the counter securities. As a result, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

Holders

As of December 31, 2005, the Registrant had 101 shareholders of record, holding a total of 2,901,011 outstanding shares of common stock. As of April 5, 2006, the Registrant had 132 stockholders of record, holding a total of 13,866,924 outstanding shares of common stock.

Dividends and Dividend Policy

Holders of our common stock are entitled to dividends when, as and if declared by the Board of Directors, out of funds legally available therefor. The Registrant has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future, as it intends retain future earnings, if any, to fund the launch of its insurance operations and marketing of its Investor Protection policy. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

Nicklebys.com, Inc.’s Equity Compensation Arrangements

As of December 31, 2005, the Registrant did not have any individual compensation arrangements or compensation plans under which shares of its common stock were authorized for issuance. The Registrant had previously granted its executive officers/directors, a director, two former directors, one donee and two others, including a shareholder and its special securities counsel, options to purchase a total of 2,130,000 shares of common stock at an exercise price of $.66 per share, however, all of these options expired without exercise as of December 29, 2004.

FIIC 2005 Plan

On April 25, 2005, FIIC, Inc. adopted the 2005 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”). Pursuant to the Merger and as approved by the Registrant’s stockholders at its special meeting held February 7, 2006, the Registrant assumed the FIIC 2005 Stock Option, Deferred Stock and Restricted Stock Plan (the “FIIC 2005 Plan”) as its stock incentive plan. There are 1,854,883 authorized but unissued shares of common stock reserved and available for issuance under the FIIC 2005 Plan.

The stock options granted under the Plan to eligible persons may be two types: Incentive Stock Options and Non-Qualified Stock Options. The options price per share of stock purchasable under the incentive stock option shall be determined by the Administrator, in its sole discretion, at the time of grant but shall not be less than 100% of the fair market value of the stock on such date, and shall not, in any event, be less than the par value of the stock. The option price per share of stock purchasable under a non-qualified stock option may be less than 100% of such fair market value, but in no event be less than 85% of such fair market value. If an employee owns or is deemed to own more than 10% of the combined voting power of all classes of stock of the Registrant and a stock option is granted to such employee, the option price of such stock option shall be no less than 110% of the fair market value of the stock on the date such stock option is granted. The term of each stock option shall be fixed by Administrator but no stock option shall be exercisable more then ten years after the date such stock option is granted. Any employee that owns or is deemed to own more than 10% of the combined voting power of all classes of stock of the Registrant and an incentive stock option is granted to such employee, the term of such option shall be no more than five years from the date of grant. Stock options issued to non-officer employees shall vest at least 20% per year over a five-year period commencing from the date of grant.

Deferred stock and restricted stock awards granted under the plan entitles recipients to purchase shares of the Registrant’s common stock subject to restrictions concerning the sale, transfer and other disposition of the shares issued until such shares are vested. The purchase price must be at least 85% of the fair market value of the stock at the time the participant is granted the right to purchase shares under the plan or at the time the purchase is consummated. If a participant owns or is deemed to own more than 10% of the combined voting power of all classes of stock of the Registrant then the purchase price must be 100% of the fair market value of the stock either at the time the Participant is granted the right to purchase shares under the plan, or at the time the purchase is consummated. Upon termination of employment for any reason during the restricted period, all shares subject to any restrictions as of the date of such termination shall be forfeited by the participant, and the participant shall only receive the amount, if any paid by the Participant for such Deferred Stock or Restricted Stock, plus simple interest on such amount at the rate of 6% per year.

As of December 31, 2005, and to date, no options, deferred stock or restricted stock awards had been granted.

FIIC Holdings, Inc. Equity Compensation Arrangements

As of March 31, 2006, the following securities were authorized for issuance and/or issued and outstanding pursuant to FIIC, Inc.’s individual compensation arrangements or compensation plans:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	--	--	1,854,883
Equity compensation plans not approved by security holders(2)	4,970,917	$0.7541	--
Total	4,970,917	$0.7541	1,854,883

(1)    FIIC anticipates that it will issue options in the future under its FIIC 2005 Plan to its employees, including executive officers, as compensation. The level of options awarded for an annual period will be based upon salary levels and company and individual performance factors, however FIIC has not yet established definitive criteria. However, FIIC does not anticipate issuing any options, as executive compensation or otherwise, until it is able to register the FIIC 2005 Plan using Form S-8.

(2)    In partial consideration for the Merger, the Registrant assumed all outstanding warrants to purchase shares of FIIC, Inc.’s common stock and notes convertible into shares of FIIC, Inc.’s common stock on the same terms and conditions as previously issued by FIIC, Inc., some of which were issued pursuant to individual compensation arrangements not approved by FIIC, Inc.’s securityholders. FIIC, Inc. had issued warrants exercisable for the purchase of and notes convertible into shares of its common stock as consideration pursuant to certain contracts for rights or services. In March 2005, FIIC, Inc. issued 1,808,307 warrants to purchase shares of its common stock to FIIC Research & Development, LLC (“FIIC LLC”), as part of the consideration for the perpetual, worldwide license for access to and use of the FIIC Database Content and Technology; the warrants were subsequently distributed on a pro rata basis to FIIC LLC’s members. During the fourth quarter of 2005 and the first quarter of 2006, prior to the closing of the Merger, FIIC, Inc. issued notes convertible into 1,661,538 shares of its common stock as of March 31, 2006, as part of its effort to raise the financing needed to complete the Merger; in relation to such notes, FIIC, Inc. also issued warrants to purchase up to 483,077 shares of its common stock in satisfaction of certain loan fees. In conjunction with the closing of the Merger, the Registrant not only assumed these convertible notes and warrants, but also issued a note convertible into 350,000 shares of its common stock in favor of Oceanus Value Fund, L.P., as part of the Bridge Financing, as defined and described under "Recent Sales of Unregistered Securities" below, and related warrants to purchase 925,995 shares of its common stock. The Bridge Note has since been amended and, as of March 31, 2006, is convertible into 92,000 shares of the Registrant's common stock.

Recent Sales of Unregistered Securities

Except for the issuance of options to purchase the Registrant’s common stock noted above, all of which have since expired, the Registrant did not issue any unregistered securities during the three fiscal years ending as of December 31, 2005. The prior options were issued pursuant to Section 4(6) of the Securities Act to accredited investors, as defined in that provision and in Rule 501 under the Securities Act.

As previously reported on the Registrant’s Current Report on Form 8-K filed March 6, 2006, as amended, the Registrant issued certain unregistered securities subsequent to December 31, 2005, in conjunction with its closing of the Merger and related transactions. As of February 28, 2006, pursuant to the terms of the Merger Agreement by and between the Registrant, Nicklebys Acquisition Corp. and FIIC, Inc. (as further described in Item 1 above), each share of FIIC, Inc. common stock (an aggregate of 12,668,377 shares) was converted into one share of the Registrant’s common stock. Additionally, warrants to purchase 2,291,384 shares of FIIC, Inc. common stock and notes in an aggregate principal amount of $700,000 convertible into at least 1,661,538 shares of FIIC, Inc. common stock (without regard to the potential conversion of any accrued and unpaid interest) were assumed by Nicklebys at the closing of the Merger. The securities were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each of the persons and/or entities receiving our securities qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended). Immediately following the closing of the Merger, the Registrant executed an Agreement and Plan of Merger with FIIC Holdings, Inc., a Delaware corporation, for the purpose of reincorporating from the State of Colorado to the State of Delaware and concurrently changing its name to FIIC Holdings, Inc.

Further, on February 28, 2006, the Registrant issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% (the “Bridge Note”) and a warrant to purchase 890,995 shares of the Registrant’s common stock (the “Bridge Warrant”) to Oceanus Value Fund, L.P. (“Oceanus”), in exchange for the $350,000 Senior Secured Promissory Note previously issued by FIIC, Inc. to Oceanus in November 2005 (collectively, the “Bridge Financing”). Immediately subsequent to execution of the securities purchase agreement and the issuance of the Bridge Note, the parties executed an amendment to the securities purchase agreement, extending the term of the Bridge Note, providing for partial repayment of the Bridge Note and releasing certain pledge agreements entered into in support of the Bridge Note. The principal balance of $92,000 due on the amended Bridge Note is due and payable on the earlier of May 29, 2006 or the Registrant’s receipt of equity or debt financing in excess of $500,000. If the Registrant receives such financing prior to May 29, 2006, the Registrant must pay Oceanus the lesser of 50% of the amount of the financing or the balance owed on the note, including interest. Alternately, Oceanus may elect to convert the Bridge Note to shares of the Registrant’s common stock at any time at a rate of $1.00 per share, including accrued and unpaid interest. If the note remains unpaid and unconverted at such time that the closing price for the Registrant’s common stock equals or exceeds $3.00 per share for 20 consecutive trading days on the OTCBB, the trading volume for the common stock has been at least $250,000 per day for the 20 consecutive trading day period, and the shares allocated for the conversion are freely tradeable pursuant to an effective registration statement or Rule 144(k), then the note shall automatically convert at a rate of $3.00 per share.

On February 28, 2006, in conjunction with the issuance of the Bridge Note and Bridge Warrant to Oceanus, the Registrant also issued Bridgewater Capital Corporation a warrant to purchase 35,000 shares of the Registrant’s common stock at $1.00 per share. The issuance of the Bridge Note, the Bridge Warrant and the warrants to Bridgewater were made investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. Each of the persons and/or entities receiving these securities qualified as an accredited investor (as defined by Rule 501 under the Securities Act).

On April 6, 2006, the Registrant entered into a consulting agreement with Mirador Consulting, Inc. (“Mirador”) for the provision of investor relations services, as discussed in greater detail under Item 8B. As partial consideration for the services provided under the agreement, and upon ratification by the Board of Directors of the agreement, the Registrant is obligated to sell Mirador 250,000 restricted shares of its common stock at par value in reliance on an Investment Representation Letter, provided as an exhibit to the agreement. The agreement provides Mirador piggyback registration rights with respect to such restricted shares at such time as the Registrant files a registration statement with the SEC registering an amount of securities equal to at least $500,000.

Additional Information

Copies of the Registrant’s Annual Reports on Form 10−KSB, Quarterly Reports on Form 10−QSB, Current Reports on Form 8−K, and any amendments to those reports, are available free of charge at www.sec.gov. All statements made in any of the Registrant’s filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and the Registrant does not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

This 10−KSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and "Cautionary Note Regarding Forward Looking Statements" in Item 1 above.

Since the Merger closed subsequent to the reporting period covered by this Annual Report on Form 10-KSB, this Item 6 includes both discussion of the Registrant’s business as it existed as of December 31, 2005 and of the Registrant’s plan of operation post-Merger to ensure that the disclosure included herein is complete and not misleading. Reference to the “Registrant” refers to Nicklebys.com, Inc. prior to February 28, 2006, and to FIIC Holdings, Inc. since that date.

NICKLEBYS.COM, INC.

Executive Overview

After having restructured its business in 2003 to reduce costs and attempt to attain profitability by reducing its expenses, Nicklebys.com, Inc. continued to face declining operations, increased losses and the high costs associated with remaining a public company. By mid-2004, the board of directors and management of Nicklebys.com, Inc. decided to terminate its active business, sell its remaining inventory, and capitalize on what the company perceived to be its most marketable asset — its status as a public reporting company. As of December 31, 2004, the Registrant had terminated its business, including its website, terminated its employees, sold most of its assets and inventory, terminated its prior marketing arrangements with eBay, and hired related entity Estate Traders, LLC for liquidation of any remaining marketable inventory.

Having determined that it would be in the best interests of the company’s shareholders to evaluate a merger with a non-public company with a potentially more profitable business model than its prior auction business, the management of Nicklebys.com, Inc. began evaluating potential merger candidates in mid-2004.  During the 2005 fiscal year, the Registrant’s sole business function remained locating a private operating company with whom to combine. As a result of the company’s initial search for potential merger partners, Nicklebys.com, Inc. entered a letter of intent to merge with Telzuit Technologies, LLC, a Florida limited liability company which is developing and marketing a heart monitoring device (“Telzuit”), on January 18, 2005. After execution of the letter of intent, the parties conducted due diligence activities and negotiated a definitive merger agreement. However, when the parties presented the agreement to their respective boards of directors, Telzuit’s board declined to approve the proposed agreement and voted to terminate the transaction. On April 13, 2005, Nicklebys.com, Inc. announced that merger negotiations with Telzuit had terminated and that it would continue to seek a merger with a privately-held operating company.

After additional research on potential merger candidates, Nicklebys.com, Inc. eventually was introduced to FIIC, Inc. in June 2005. In June 2005, Nicklebys.com, Inc. and FIIC, Inc. began conducting extensive due diligence on each other, and each ultimately determined that the other was a suitable candidate for a merger. Throughout June and July 2005, the representatives of the parties, including Scott Thornock, then chief executive officer of the Registrant, James France, Chief Executive Officer of FIIC, and the companies’ respective legal counsel engaged in a number of meetings and conference calls during which the parties discussed a possible merger transaction between the Registrant and FIIC, Inc. Through the end of the fiscal year, Nicklebys.com, Inc. focused on the termination of its prior business activities, complying with its reporting obligations and taking such actions necessary to effectuate the negotiated merger transaction with FIIC, Inc.

The following discussion and analysis covers material changes in the financial condition of Nicklebys.com, Inc. since December 31, 2003 and prior to the closing of the Merger on February 28, 2006, and material changes in its results of operations for the year ended December 31, 2005, as compared to the year ended December 31, 2004 and material changes in its results of operations for the year ended December 31, 2004, as compared to the year ended December 31, 2003. Since Nicklebys.com, Inc. ceased fully operating its business during the 2004 fiscal year, comparison of such financial results are not indicative of two years of regular operations of Nicklebys.com, Inc.; since the company has since merged with FIIC, Inc. and assumed a new business model, such financial results are also not indicative of the Registrant’s operations post-Merger.

Results of Operations

Operating Policies

When Nicklebys.com, Inc. was operational, sales and marketing expenses consisted primarily of advertising, tradeshow and other promotional costs. Product development expenses consisted primarily of employee compensation and payments to outside contractors. General and administrative expenses consisted primarily of employee compensation, provision for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations and in 2003, an impairment loss. Interest and other net income consisted of interest earned on cash, cash equivalents and investments as well as other miscellaneous non-operating transactions. Interest expense consisted of interest charges the company’s credit card purchases. As Nicklebys.com, Inc. cut back and ultimately terminated its business operations in 2005, its expenses consisted primarily of fees for external professional advisors (legal and accounting) in direct relation to its discontinued operations and efforts to close the Merger.

Year Ended December 31, 2005 In Comparison to Year Ended December 31, 2004

Nicklebys.com, Inc. incurred a net loss of $(52,670) ($0.02 per share) for the year ended December 31, 2005, as compared to a net loss of $(88,844) ($0.03 per share) for the year ended December 31, 2004. The decrease in net loss is due to the further winding down of the Registrant’s prior business as focus shifted to finding and completing a merger, although the costs of marketing the Registrant’s remaining inventory exceeded the revenues derived from selling or otherwise disposing of such inventory.

Sales revenues decreased from $37,679 for the year ended December 31, 2004, to $1,400 for the year ended December 31, 2005, primarily due to the final termination of the Registrant’s prior business plan. During the year ended December 31, 2004, the company sold or transferred to creditors a substantial portion of its inventory, and sought to sell or transfer the remainder of its assets during the year ended December 31, 2005, to complete the winding down of its operations. In 2004, the company paid Estate Traders commissions totaling $13,416 on sales, but in 2005, Estate Traders waived all commissions on the minimal sales made. Any remaining inventory, works of art which Nicklebys failed to sell during the liquidation of its inventory, was deemed unsaleable and was distributed to Mr. Bruce Capra at closing of the Merger in exchange for cancellation of a certain debt owed to Mr. Capra by Nicklebys prior to the effective date of the Merger Agreement.

General and administrative expenses decreased from $21,800 for the year ended December 31, 2004, to $58 for the year ended December 31, 2005, primarily due to the prior termination of all employees and the classification of service provider costs as relating to discontinued operations.

Year Ended December 31, 2004 In Comparison to Year Ended December 31, 2003

Nicklebys.com, Inc. incurred a net loss of $(88,844) ($0.03 per share) for the year ended December 31, 2004, as compared to a net loss of $(230,127) ($.08 per share) for the year ended December 31, 2003. The reduction in the company’s net loss was due to a reduction in its level of operations. However, in both 2003 and 2004, the costs of acquiring and marketing the company’s inventory exceeded the revenues derived from selling such inventory.

Sales revenues decreased from $227,409 for the year ended December 31, 2003, to $37,679 for the year ended December 31, 2004, primarily because of the company’s move away from its prior business model during the 2004 fiscal year, including cessation of the purchasing of new inventory and decrease in active marketing of its remaining inventory. The company’s cost of sales decreased correspondingly from $234,895 in the year ended December 31, 2003, to $46,429 in the year ended December 31, 2004. During the fiscal years ended 2003 and 2004, the company reduced its minimum bid price in Internet auctions in certain, limited cases, which contributed to its negative margins. By December 31, 2004, the company had sold or transferred to creditors a substantial portion of its inventory, and intended to sell or transfer the remainder of its assets during the year ended December 31, 2005.

General and administrative expenses decreased from $142,246 for the year ended December 31, 2003, to $49,800 for the year ended December 31, 2004, primarily because Nicklebys.com, Inc. terminated all of its employees during the period and ceased substantially all of its operations. Sales and marketing expenses decreased from $68,463 to $13,416, respectively, for the year ended December 31, 2003, as compared to the year ended December 31, 2004 because of a lack of inventory and the company’s focus on terminating operations.

Critical Accounting Policies, Judgments and Estimates

The preparation of Nicklebys.com, Inc.’s Financial Statements and related notes requires the company to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Nicklebys.com, Inc. based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the Financial Statements for fiscal years 2004 and 2005. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with Nicklebys.com, Inc.’s Financial Statements and other disclosures included in this Annual Report.

Estimate of Inventory's Value: Lower of Cost or Market

Nicklebys.com, Inc. estimated known losses in inventory and recognized them in the period of occurrence. During the 2004 fiscal year, the company recorded a charge totaling $15,000 to reduce its inventory value to estimated market cost. During fiscal year 2005, the company reflected its reductions in inventory value as part of its total expenses related to its discontinued operations.

Estimate of Property and Equipment's Net Realizable Value

During the 2003 fiscal year, Nicklebys.com, Inc. recorded an impairment charge totaling $6,275 as a result of a review of its operational assets conducted by management. Management estimated these impairment losses because of a significant change in the extent or manner in which the subject assets were used. The loss reflects a reduction in the service lives of equipment which were no longer used in day-to-day operations. The impairment loss was charged to general and administrative expenses.

Liquidity and Capital Resources

Liquidity refers to the company’s ability to generate cash from operations. Capital resources refer to the company’s capital expenditures, commitments and plans.

Due to general economic conditions and other factors, Nicklebys.com, Inc. did not generate cash flows from operations within the timeframe originally envisioned by its founders. Beginning in the 2003 fiscal year, Nicklebys.com, Inc., began to abandon its internet art auction business model, sell off its remaining inventory and seek other business opportunities. During the 2003 fiscal year, Nicklebys.com, Inc. terminated its employees, relocated to the premises of an affiliate, Estate Traders, LLC, and contracted with Estate Traders, LLC, to sell its remaining inventory. Nikclebys.com, Inc. initially compensated Estate Traders, LLC, through a commission arrangement, paying 30-50 percent of each sale, reported as general and administrative expenses. Throughout the 2005 fiscal year, Estate Traders waived all commissions on sales. This change in inventory policy resulted in an intended, material change to the level of inventories of artwork and collectibles. As of December 31, 2005, Nicklebys.com, Inc. remained focused on terminating its operations and completing its planned merger with FIIC, Inc., and thus had no plans and had taken no action to purchase additional inventory.

Since Nicklebys.com, Inc. had sold or otherwise disposed of substantially all of its assets as of December 31, 2005 and effectively terminated its prior business operations, the company anticipated that its primary capital needs subsequent to that date would be for legal, accounting and other costs of the Merger and any remaining aspects of winding down the prior business. The company used any inventory remaining at the time of the merger as consideration towards partial satisfaction of its outstanding pre-Merger liabilities, as discussed above, and satisfied further pre-closing obligations totaling approximately $87,000 from cash consideration provided at closing pursuant to the Merger Agreement.

FIIC HOLDINGS, INC.

Overview

Since FIIC’s incorporation in January 2005, FIIC has had no revenue and only start-up operations. Upon receipt of the necessary governmental approvals and licenses and establishment of its planned insurance subsidiaries, FIIC plans to introduce an insurance product to insure third-party investors in new and existing businesses which meet its underwriting criteria. These planned insurance subsidiaries include: Federated Investors Insurance Company Risk Retention Group, to underwrite and issue insurance policies; Federated Insurance Captive, an agency captive insurance company providing reinsurance; and Federated Group Agency, a master group agency providing operational services. FIIC anticipates receipt of the necessary licenses from the District of Columbia Department of Insurance and Securities Regulation (“D.C. DISR”) and from one state, likely Ohio, during the third quarter of 2006. Until such time, all start-up costs, such as the reserve requirements and initial working capital for establishment of these entities, any operational expenses, and other requirements will be funded by a combination of debt and equity financing.

The following discussion of FIIC’s financial condition and results of operations as of December 31, 2005 should be read in conjunction with its financial statements and the related notes as incorporated by reference under Item 7, and the other financial and business information provided in this Annual Report. Within the following discussion, the terms “FIIC,” “we,” “us,” and “our” refer to FIIC, Inc. and FIIC Holdings, Inc.

Plan of Operation

Since its inception, FIIC dedicated its efforts to implementation of a start-up plan intended to secure the financing, governmental approvals, and management team necessary for launch of its planned insurance operations. The key components of this plan are the execution of a license arrangement for use of the FIIC Database Content and Technology upon which FIIC’s underwriting and marketing functions will rely, completion of a merger with a public company, the completion of a bridge financing and private placement, and the formation and licensing of FIIC’s planned insurance subsidiaries. FIIC believes that upon successful completion of these steps, it will be able to launch its insurance operations, as described below and in “FIIC’s Business” under Item 1 above. FIIC currently believes it will be able to complete these steps by the end of the second quarter of 2006, enabling it to generate initial revenues during the third quarter of 2006. However, there are many factors that may influence FIIC’s ability to achieve this timeline, as discussed in detail in the section entitled “Risk Factors” under Item 1 above.

Start-Up Plan

Licensing of FIIC Database Content and Technology

On March 17, 2005, FIIC entered into a Database Access and Content License, Hosting and Support Agreement with FIIC Research and Development, LLC (“FIIC LLC”); the parties amended this agreement on November 7, 2005, in relation to the Bridge Financing. FIIC LLC has developed the FIIC Database Content and Technology, including an extensive database of insurance underwriting data and standards for use in connection with insurance policies that insure investors against the risk of the loss of capital in certain business entities, specially-designed supporting software applications, and technology and database-specific workflow definitions, decision processes and models for managing such applications and utilizing the database and its contents. The license agreement provides FIIC an exclusive and perpetual license to access and use the FIIC Database Content and Technology to obtain the underwriting data, standards and other information for the purpose of underwriting its Investor Protection policies. FIIC also has the right to grant nonexclusive sublicenses to third parties involved in underwriting Investor Protection policies, while FIIC is obligated to continue to host, maintain and augment the FIIC Database Content and Technology. In consideration for the license, FIIC issued to FIIC LLC 9,792,000 shares of its common stock and 5- year warrants to purchase 1,808,307 shares of its common stock at an exercise price of $0.87 per share, and owes FIIC LLC $100,000. For additional information about the license agreement, see “Certain Relationships and Related Transactions--Database Access and Content License, Hosting and Support Agreement” under Item 12 below, and for more information about how FIIC intends to utilize the information and technology covered by the license agreement, see “FIIC’s Business,” under Item 1 above.

Merger with a Public Company

The completion of the Merger satisfies the second aspect of FIIC’s start-up plan. FIIC believes that a merger with a public company will afford increased market liquidity and enhanced access to the capital markets, in order to better manage and satisfy its significant funding requirements during the start-up and initial operational period. Further, management believes that status as a public company will provide the means to use securities of a publicly-traded company to make further acquisitions of assets or businesses in support of the intended long-term growth of FIIC’s insurance business and will offer a competitive advantage when competing with other parties in the marketplace for such acquisitions. In addition, FIIC believes that becoming a public company will provide it increased visibility in the financial and insurance communities within a short timeframe and create a satisfactory level of transparency for its initial investors and customers. Although the Merger cost FIIC approximately $291,000 in legal, accounting and other related expenses, including $206,000 of such expenses through January 31, 2006, the management of FIIC believes that FIIC has had greater access to funding sources for its start-up activities based on its plan to become a public company, including the Bridge Financing, and will continue to reap the benefits post- Merger.

Bridge Financing and Private Placement

In addition to the Bridge Financing, as described in detail under “Recent Sales of Unregistered Securities” under Item 5 above, FIIC also intends to conduct a private placement to provide the initial funds necessary to establish the working capital reserves with the D.C. DISR in conjunction with the formation and licensing of FIIC’s planned insurance subsidiaries (the “Private Placement”). FIIC has received funding from the Bridge Financing, and anticipates receipt of significant funding from the Private Placement within four to six months after the close of the Merger. The shares of common stock to be offered in the Private Placement are to be offered only to “accredited investors” as defined in Regulation D under the Securities Act of 1933. Pursuant to the Merger Agreement, if FIIC, Inc. did not complete the Private Placement prior to the closing of the Merger, the Registrant agreed to conduct and complete the Private Placement post-Merger. FIIC anticipates that the net proceeds from the Private Placement, assuming the sale of securities for an aggregate $2.5 million, will be approximately $2.2 million after deducting placement agent commissions and other anticipated offering expenses, although the actual net proceeds will depend upon the actual number of securities sold by FIIC and the actual offering expenses it incurs. The funds from the Private Placement will be used to settle outstanding obligations under the Bridge Financing, if any, and any non-convertible debt outstanding from stockholders, and then to begin the preparation of the D.C. DISR filings required to seek the necessary licensing for and form the required insurance entities.

THIS ANNUAL REPORT IS NOT AN OFFER OF SECURITIES FOR SALE. ANY SECURITIES SOLD IN THE PRIVATE PLACEMENT WILL NOT BE REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES UNLESS REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR PURSUANT TO AN EXEMPTION FROM SUCH REGISTRATION.

Establishment and Licensing of Insurance Entities

FIIC’s planned revenue model primarily depends on its use and management of the FIIC Underwriting Data and Standards, as licensed from FIIC LLC, in support of the sale of Investor Protection insurance policies through FIIC RRG, with reinsurance and operational support provided by FIC and FGA, respectively. However, FIIC will be unable to launch its planned insurance operations and therefore cannot generate any operational revenues until these insurance entities are formed and licensed as required by the D.C. DISR. The key items required to complete this stage of FIIC’s start-up plan are the completion and submission of the licensing application and the funding of the required working capital reserves. FIIC is in the process of preparing the application for the establishment and licensing of the three entities, pending receipt of the funding necessary for the actuarial feasibility study required by the application. Further, the D.C. DISR requires a company to maintain one dollar in working capital on reserve for every $2.00 of insurance premium to be written prior to the establishment and licensing of a RRG. In support of FIIC RRG, FIIC will provide an initial reserve of $100,000 cash and an additional $400,000 pursuant to a FIIC, Inc. Surplus Note to satisfy the funding requirements. In support of FIC, FIIC will provide an initial reserve of $100,000 cash and an additional $300,000 pursuant to a FIIC, Inc. Surplus Note to satisfy the funding requirements. It is estimated that each Surplus Note would be repaid over a five-year period subject to the approval of the D.C. DISR. FIIC anticipates use of a significant portion of the Bridge Financing net proceeds towards the required actuarial feasibility study, but does not anticipate filing the completed application until after the Private Placement and Merger close and FIIC has the necessary capital to fund the required reserves. Once the application is filed, FIIC expects the operating structure for the three new insurance entities to be formally established and licensed within 90 days, including the licensing of FIIC RRG and FIC in the District of Columbia and at least one state, likely Ohio.

Capital Resources

On November 29, 2005, FIIC issued a $350,000 Senior Secured Promissory Note to Oceanus Value Fund, L.P. and closed the first phase of its Bridge Financing. After deducting costs related to the financing, FIIC received approximately $258,000 which was held in escrow through February 28, 2006. As a result of the second phase of the Bridge Financing and the subsequent amendment of the securities purchase agreement, the balance on the Bridge Note issued in the second closing is now $92,000. In addition, as of February 28, 2006, FIIC had incurred $39,000 in principal under demand notes from stockholders and another $700,000 in principal under convertible notes. FIIC anticipates that the Private Placement, when completed, will result in gross equity financing of up to $2,500,000. After deduction of related fees and expenses, FIIC anticipates receipt of up to $2,212,000 net proceeds from the Private Placement, although the actual net proceeds received will depend upon the actual number of securities sold by the Registrant and the actual offering expenses it incurs.

As of December 31, 2005, FIIC had cash and cash equivalents of $1,714 and current liabilities of $1,140,618. As of December 31, 2005, FIIC had an accumulated operating deficit of $1,006,050, which has increased in the subsequent months.

Use of Available Funds

FIIC believes that if it is able to successfully complete the Private Placement discussed above, including the sale of all shares offered resulting in aggregate gross proceeds of $2,500,000, its capital resources will be sufficient to cover all start-up costs, reserve requirements and operating expenses for twelve months, including the anticipated initial six months of its insurance operations. FIIC currently anticipates allocating its capital resources as follows:

Debt Repayment

FIIC intends to use a portion of the net proceeds from the Private Placement to repay the principal and interest fees on its current demand notes from its stockholders, totaling $58,500. If Oceanus does not choose to convert the Bridge Note and its accrued interest before May 29, 2006, FIIC also intends to use the proceeds from the Private Placement, upon completion, to repay its obligations resulting from the Bridge Financing, which it anticipates will total approximately $95,000 at that time. FIIC believes that its other currently outstanding convertible notes in the aggregate principal amount of $700,000 will convert into equity subsequent to the Merger and thus not require repayment.

Entity Financing

As noted above, FIIC intends to fund the working capital reserves of FIIC RRG and FIC in the amounts of $500,000 and $400,000, respectively, from the net proceeds of the Private Placement. FIIC does not anticipate receiving repayment on the FIIC, Inc. Surplus Notes pursuant to which a portion of such reserve funding will be provided until these insurance entities are operational for at least one year. In addition, FIIC intends to provide FIIC RRG and FIC each with approximately $50,000 for formation and associated initial startups costs. FIIC also intends to provide FGA with initial working capital of $529,500, to fund its services in support of FIIC RRG and FIC, including regulatory reporting, backroom operations, underwriting, claims and accounting. The management agreement between FGA and each of the other insurance entities will detail which vendors and suppliers will be responsible for reinsurance support, legal services, accounting services, actuarial support, and other services beyond the abilities of FGA’s own personnel. FIIC anticipates that FGA’s operational expenses for the first six months of its management agreement with FIIC RRG and FIC will total approximately $270,000. Subject to this agreement, FIIC RRG and FIC will provide certain management fees to FGA for its services, but the initial grant of working capital will cover FGA’s start-up costs and ensure its ability to meet its contractual obligations until such time as the insurance operations are fully functional.

Operating Expenses

Any funds received beyond those needed to repay debt, fund the regulatory working capital reserves and provide the insurance entities initial working capital will be used for FIIC’s general corporate purposes, including initial product development, marketing and employee costs. Within the next twelve months, including the anticipated initial six months of its revenue-producing insurance operations, FIIC anticipates spending up to $175,000 on intellectual property rights and product development costs, including payment of the $100,000 owed to FIIC LLC under the license agreement for the FIIC Database Content and Technology, $46,000 on Dun & Bradstreet information fees, $7,000 on web services and support and $22,000 on the part-time employment of an information technology specialist. During this period, FIIC also anticipates incurring up to $197,000 in legal expenses relating to the launch of its operations and general corporate governance and $30,000 in audit-related expenses. FIIC also plans to spend up to $40,000 towards market development in the next twelve months, including designing and placing its advertising on-line and developing other sales tools.

Other anticipated operating expenses during this initial period include payment of $96,000 in consulting fees which will become due post-Merger, approximately $20,000 in overhead expenses such as copy, fax and phone charges and basic travel expenses, and additional funds, as available, towards reducing FIIC’s accumulated deficit. There are no plans nor is there any necessity to purchase any significant equipment, beyond basic office computers and related technology.

Within the first six months of the launch of FIIC’s insurance operations, FIIC will rely on its executive officers, supported by independent consultants, to fulfill all operational functions. FIIC does not anticipate hiring additional part-time or full-time employees until it approaches the operational benchmark of 100 policies sold. FIIC will continue to accrue and/or make partial or occasional payment of certain consulting fees disclosed in “Executive Compensation” under Item 10 below. FIIC anticipates initiating payment of the projected executive salaries disclosed in that section shortly after the planned insurance subsidiaries are established and fully licensed for operations and each individual executes an employment agreement.

FIIC may also use a portion of the excess net proceeds from the Private Placement for the acquisition of complementary businesses, technologies or products. There are no contracts or agreements to do so, however.

Launch of Revenue-Producing Insurance Operations

Upon launch of its insurance operations, FIIC anticipates generating revenues primarily from the sale of its Investor Protection insurance policies and secondarily from the collection of licensing fees from other insurance carriers pertaining to the rights to use all copyrighted and protected intellectual property developed by or licensed to FIIC, including for educational, scientific, data mining or new business purposes. In the initial six months of FIIC’s insurance operations, FIIC projects issuing 17 policies at an average total investment per business of $250,000, generating an average premium of ten percent (10%) and thereby yielding $425,000 gross premiums revenue in this initial operational period. Based on FIIC’s analysis of new business starts in the Ohio area, its initial target market, FIIC believes that this level of performance represents a projected market penetration of about 0.23%. Further, FIIC will generate related revenues from its $50 fee per application, regardless of the number of resulting policies issued. FIIC anticipates 27 applications within it initial six months of operations, generating gross application fee revenues of approximately $1,350. FIIC anticipates that actual premium rates will range from 8 to 18 percent based on the risk group of the subject business per the FIIC Underwriting Data and Standards, and that eventually the application fee may also become variable. FIIC also believes that beginning in year two of its operations overall average premium rates may slightly decline, reflecting lower rates for renewals, the potential impact of competition, and any actual claims experiences. FIIC believes that it may be able to write up to 2,000 policies per year its initial target geographic markets, but continues to project revenues and expenses on a significantly more conservative basis, since it is unknown how quickly the concept of the Investor Protection policy will penetrate the market and how swiftly competition may absorb some of the potential market.

Since the funds in the regulatory working capital reserves cannot be used to fund operations, FIIC, or subsequently the combined group, may also need additional capital to continue to adequately grow its business post-launch of its insurance operations. The amount of additional capital the combined group may need to raise through public or private equity or debt financings over the next few years will depend on many factors, including:

•	market acceptance and the growth rate of demand, if any, for FIIC’s Investor Protection policies;

•	the lead time required to execute and generate a revenue stream from customer contracts;

•	changes in the size of the required working capital reserve or other regulatory requirements;

•	availability of opportunities for strategic acquisition of other companies with technology, resources, customers or know-how that will further the growth of the FIIC’s insurance business; and

•	the accuracy of FIIC’s projections regarding its operating costs, including the costs of regulatory compliance, personnel, legal and accounting costs and the cost of funds.

The combined group cannot be certain that additional sources of liquidity will be available when needed in the future and that its actual cash requirements will not be greater than anticipated. If financing is not available when needed on favorable terms, FIIC would evaluate whether to scale back further development of FIIC’s insurance products and services, to limit its marketing activities, to sell some or all of its technology, intellectual property or assets, to merge with another entity, or to terminate its operations.

Off-Balance Sheet Arrangements

As of February 28, 2006, the Company had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

FIIC’s financial statements are prepared on the accrual basis and in conformity with generally accepted accounting principles for U.S. Companies (“U.S. GAAP”). Cash and cash equivalents are defined as cash and investments with maturity of less than three (3) months. Any prepaid costs are deferred and expensed at time of receiving services. Debt issuance costs are amortized based upon the lives of the respective debt obligations. FIIC’s management may be required to make estimates and assumptions that affect the reporting amount of assets and liabilities, the actual results of which could differ from those estimates.

Recent Accounting Pronouncements

FIIC has adopted all relevant recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on the Registrant's operations.

Item 7.  Financial Statements.

The audited financial statements for the Registrant for the reporting period are set forth in this Annual Report beginning on page F-1.

The audited financial statements for FIIC, Inc. for the reporting period were previously filed as part of the Registrant’s Current Report on Form 8-K filed March 6, 2006, reporting the closing of the Merger and the related changes in the Registrant’s plan of operation and management.

INDEX TO NICKLEBYS.COM, INC.’S AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Nicklebys.com, Inc.:

We have audited the accompanying consolidated balance sheet (not separately included herein) of Nicklebys.com, Inc., a Colorado corporation, and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nicklebys.com, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about their ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
March 8, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors
NICKLEBYS.COM, INC.

We have audited the accompanying balance sheet of NICKLEBYS.COM, INC. (A Development Stage Company) as of December 31, 2005 and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005 and for the development stage period from January 31, 2005 to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NICKLEBYS.COM, INC. (A Development Stage Company) as of December 31, 2005 and the results of its operations, stockholders’ equity, and its cash flows for the year ending December 31, 2005 and for the development stage period from January 31, 2005 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has accumulated operation loses and has limited business operations, which raises substantial doubts about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/  MILLER AND MCCOLLOM
MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033

April 3, 2006

NICKLEBYS.COM, INC.
(A Development Stage Enterprise)
Balance Sheet

December 31, 2005

Assets

Current assets:
Cash	$406

Total current assets	$406

Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable, trade	$49,981
Notes payable, related parties (Note 2)	13,083

Total current liabilities	68,064

Shareholders' deficit (Note 4):
Preferred stock, par value $0.001; 3,000,000 shares authorized;
-0- shares issued and outstanding	—
Common stock, par value $0.0001; 30,000,000 shares authorized;
2,901,011 shares issued and outstanding	291
Additional paid-in capital	5,286,810
Deficit accumulated during the development stage	(58)
Retained deficit	(5,349,701)

Total shareholders' deficit	(62,658)

Total liabilities and shareholders' deficit	$406

See accompanying notes to consolidated financial statements.

NICKLEBYS.COM, INC.
(A Development Stage Enterprise)
Statement of Operations

			For the period from
			January 1, 2005
			(date of
	For the Years Ended		development stage)
	December 31,		through
	2005	2004	December 31, 2005
General and administrative expenses:
Related parties (Note 2)	$—	$4,472	$—
Others	58	17,328	58
Total general and administrative expenses	58	21,800	58

Total operating expenses	58	21,800	58

Loss from continuing operations before other income
(loss) and the provision for income taxes	(58)	(21,800)	(58)

Other income (loss):
Other income	503	—	—
Income (loss) from continuing operations before income taxes......................................................................................................	445	(21,800)	—
Provision for income taxes (Note 5)	—	—	—
Income (loss) from continuing operations	445	(21,800)	(58)
Loss from discontinued operations
net of income taxes (Note 1)	(53,115)	(67,044)	—
Net loss	$(52,670)	$(88,844)	$58

Basic and diluted loss per share:
Continuing operations	$0	$(0)	$(0)
Discontinued operations	$(0.02)	$(0.02)	$0.00
Net loss	$(0.02)	$(0.03)	$0.00

Number of weighted average common shares outstanding	2,901,011	2,901,011	2,901,011

See accompanying notes to consolidated financial statements.

NICKLEBYS.COM, INC.
(A Development Stage Enterprise)
Statement of Changes in Shareholders' Deficit

				Deficit
				Accumulated
			Additional	During		Total
	Common Stock		paid-in	Development	Retained	shareholders'
	Shares	Par value	capital	Stage	deficit	deficit
Balance at
January 1, 2004	2,901,011	$291	$5,266,810	$—	(5,208,245)	$58,856
Net loss	—	—	—	—	(88,844)	(88,844)
Balance at
December 31, 2004	2,901,011	291	5,266,810	—	(5,297,089)	(29,988)

Extinquishment of related
Party of obligations with assets (note 2)	—	—	—	—	—	20,000

Net loss	—	—	20,000	(58)	(52,612)	(32,670)
Balance at
December 31, 2005	2,901,011	$291	$5,286,810	$(58)	(5,349,701)	$(62,658)

See accompanying notes to consolidated financial statements.

NICKLEBYS.COM, INC.
(A Development Stage Enterprise)
Statement of Cash Flows

			For the period from
			January 1, 2005
			(date of
	For the Years Ended		development stage)
	December 31,		through
	2005	2004	December 31, 2005
Cash flows from continuing operating activities:
Net loss	$445	$(21,800)	$(58)
Adjustments to reconcile net loss to net cash
used by operating activities:
Impairment charges (Note 1)	—	15,000	—
(Decrease) Increase in accounts payable and other
current liabilities	46,777	—	—
Net cash provided by (used in) continuing operating activities	47,222	(6,800)	(58)

Cash flows from continuing financing activities:
Proceeds from debt issued to related parties (Note 2)	13,083	—	—
Net cash provided by (used in) continuing financing activities	13,083	—	—

Cash flows provided by (used in) discontinued operating activities	(59,978)	6,722	—

Net change in cash	327	(78)	(58)

Cash remaining from discontinued operations	—	—	385

Cash, beginning of year	79	157	79

Cash, end of year	$406	$79	$406

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying notes to consolidated financial statements.

NICKLEBYS.COM, INC.
(A Development Stage Company)
Notes to Financial Statements

1)   Summary of Significant Accounting Policies

The Company

Nicklebys.com, Inc. (the “Company”) was incorporated in Colorado in January 1999. The Company conducted live art auctions of its own inventory over the Internet and at designated sites throughout the United States. In addition, the Company retailed artwork at its showroom in Wheat Ridge, Colorado and sold consignment artwork on behalf of others. As of December 31, 2004, the Company discontinued its artwork business. Effective February 28, 2006, the Company reincorporated in Delaware, completed a proposed merger described in Note 6, and changed the name of the Company to FIIC HOLDINGS, INC.

Two inactive subsidiaries included in prior financial statements, Art Exchange, Inc. and Nicklebys Auction Gallery, Inc., have been omitted in the accompanying financial statements because their charter had expired prior to 2004 although not discovered by management until performing due diligence procedures at the time of the above mentioned merger.

Discontinued operations

Due to general economic conditions and other factors, the Company did not achieve its planned Internet operations within the time frames originally envisioned by management. In 2003, management decided to abandon its business model, sell off its remaining inventory and to seek other business opportunities. In August 2003, the Company terminated all employees, relocated to the premise of an affiliate, Estate Traders, Inc., and contracted with the affiliate to operate the Company until substantially all inventory is sold and business operations are terminated in exchange for a commission of 30 percent of each sale.

In 2005, the Company disposed of all its remaining saleable inventory of artwork and collectibles, property and equipment and intangibles (See Note 2) and ceased all operations. In addition, management identified a suitable candidate with which to sell the public shell company (See Note 6). The losses and cash flows of the Internet business have been presented as discontinued operations in the accompanying statements of operations and statements of cash flows. Prior year’s statement of operations and cash flows has been adjusted to reflect the effect of the discontinued operations.

The components of discontinued operations are:

	2005	2004
Net sales	$1,400	$37,679
Total expense	53,910	10,723
Loss on disposal of assets	605	94,000
Net loss	(53,115)	(67,044)

Development stage enterprise

Subsequent to disposing of its remaining inventory of artwork and collectibles, the Company returned to the development stage and is considered a development stage enterprise in accordance with SFAS No. 7, Accounting and Reporting by Development Stage Enterprises as of January 1, 2005. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage company, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from the commencement of the development stage to the current balance sheet date.

Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

NICKLEBYS.COM, INC.
(A Development Stage Company)
Notes to Financial Statements

Use of estimates

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

Loss per common share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Financial instruments and cash equivalents

The Company’s financial instruments including accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less. At December 31, 2005 there were no cash equivalents.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates their long-lived assets (excluding the full cost pool), including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value determine the amount of the impairment recognized. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

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

Stock-based compensation

Through December 31, 2005, the Company measured compensation cost using the intrinsic value-based method of accounting for stock options and restricted stock awards granted to employees. Restricted stock awards and units have been amortized over their vesting period with a charge to compensation expense. The Financial Accounting Standards Board recently published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”). SFAS 123R, which is effective from the first interim period that begins after December 15, 2005, will require that compensation cost related to share-based compensation payment transactions, including options, be recognized in the financial statements. The Company has adopted SFAS 123R for any future share-based transactions.

NICKLEBYS.COM, INC.
(A Development Stage Company)
Notes to Financial Statements

Income taxes

The Company reports income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.

(2)   Related Party Transactions

Following the merger agreement described in Note 6, the Company exchanged certain of its remaining inventory, property and equipment and intangibles which had been previously written-down to $-0- or fully amortized, along with debt forgiveness, in satisfaction of related party debt outstanding at December 31, 2005 and subsequent thereto.

The Board of Directors approved the accrual of salaries to the president and chief financial officers totaling $20,000 for work performed by the officers during the year ended December 31, 2004. Prior to December 31, 2005, the two officers received certain artwork and collectibles valued on the books at $0.00 that had previously been written-off. As a result of this change, the Company recorded a gain of $20,000, which is reflected as a capital transaction in the accompanying financial states as a contribution to paid-in capital. However, due to the estimated cost/benefit, no formal appraisal of the artwork and collectibles was made prior to the exchange.

Commencing August 2003, the Company contracted with an affiliate, Estate Traders, Inc., to operate the Company until substantially all inventory are sold and business operations are terminated in exchange for a commission of 30 to 50 percent of each sale. During the years ended December 31, 2005 and 2004, the Company paid commissions to its affiliate of $0 and $13,416, respectively.

In August 2003, the Company relocated its operations to the premise of Estate Traders, Inc. During the year ended December 31, 2004, the Company paid rent to its affiliate in the amount of $4,472; the Company did not make any payments to Estate Traders, Inc. in relation to use of premises in 2005.

(3)   Line of Credit

The Company had a line of credit for $5,000 that was unused at December 31, 2005. The line of credit was personally guaranteed by the President of the Company and secured by the Company’s cash deposits at the financial institution.

(4)   Capital Stock

Preferred stock

As provided in its Articles of Incorporation, the Company is authorized, subject to limitations prescribed by Colorado law, for the issuance of preferred stock in one or more series as determined by the Board of Directors. Each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. At December 31, 2004 and 2005, there were 3,000,000 shares of preferred stock authorized for issuance, and no shares issued and outstanding.

Common stock

The Company is authorized to issue 30,000,000 shares of $0.0001 par value common stock. At December 31, 2004 and 2005, there were 2,901,011 shares of common stock issued and outstanding. Following the proposed merger and prior to the merger, certain changes in the common stock are to be effected as described in Note 6.

NICKLEBYS.COM, INC.
(A Development Stage Company)
Notes to Financial Statements

Stock Options

At January 1, 2004, the Company had options outstanding, including 1,105,000 options issued to officers and employees and 1,025,000 options issued to non-employees. All options expired on December 29, 2004. A summary of the status of the Company’s stock option awards is presented as follows:

		Weighted	Weighted Avg
	Number	Avg	Remaining
Options	Exercisable	Exercise Price	Life
Outstanding at January 1, 2004	2,130,000	$0.66	1 year
Granted	-
Exercised	-
Cancelled	-
Expired	(2,130,000)
Outstanding at December 31, 2004	-
Granted	-
Exercised	-
Cancelled	-
Expired	-
Outstanding at December 31, 2004	-

(5)   Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows for the years ended December 31, 2005 and 2004:

	2005	2004

U.S. statutory federal rate	20.08%	20.08%
State income tax rate	4.00%	4.00%
Net operating loss for which minimal tax benefit is currently available	-24.08%	-24.08%
	0.00%	0.00%

Deferred income taxes from operations for the years ended December 31, 2005 and 2004, consisted of the following components: (1) current tax benefit resulting from the net loss before income taxes, and (2) deferred tax expense resulting from the valuation allowance recorded against the deferred tax asset (which is substantially comprised of net operating losses carryfoward). The net operating loss carryfoward totaled approximately $768,200 and $715,533, respectively at December 31, 2005 and 2004. The amount of valuation allowance, which approximates the current tax benefit, for the years ended December 31, 2005 and 2004 were $ 22,963 and $21,389, respectively, resulting in net change of $1,574. Net operating loss carryforwards will expire through 2025.

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

An ownership change, as defined in Section 382 of the Internal Revenue Code, will subject any net operating loss carry forward at the time of change to an annual limitation that could reduce or defer the utilization of those losses.

NICKLEBYS.COM, INC.
(A Development Stage Company)
Notes to Financial Statements

(6)   Proposed merger

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

(7)   Subsequent Events

The proposed merger described in Note 6 was consummated on February 28, 2006 and concluded the reverse stock split, cancelled certain shares and issued new stock in accordance with the merger terms.

As a result of the merger, the Company issued a 12% Senior Secured Convertible Promissory Note that is collateralized by certain assets acquired in the merger and entered into a Registration Rights Agreement for the conversion of the note into common stock.

Certain warrants for the issuance of common stock were also assumed in the merger.

NICKLEBYS.COM, INC.
(A Development Stage Company)
Notes to Financial Statements

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Registrant’s accountants in regards to its accounting and financial disclosure during the fiscal year ended December 31, 2005. As previously reported in the Registrant’s Current Reports on Form 8-K/A dated February 17, 2006 and Form 8-K filed March 6, 2006, on February 13, 2006, prior to the closing of the Merger, Cordovano and Honeck LLP resigned as the Registrant’s independent certified public accountants and the Registrant engaged Miller and McCollom, Certified Public Accountants, to audit its financial statements for the fiscal year ended December 31, 2005.

As previously reported in the Registrant’s Current Report on Form 8-K filed March 6, 2006, on March 6, 2006, the Registrant’s board of directors engaged Russell Bedford Stefanou Mirchandani LLP to audit the Registrant’s financial statements for the year ended December 31, 2006, and to review the Registrant’s quarterly financial statements for the three quarters of 2006.

During the fiscal years ending December 31, 2005, 2004 and 2003, including the subsequent interim periods through September 30, 2005, and prior to the appointment of Miller and McCollom, Certified Public Accountants, and Russell Bedford Stefanou Mirchandani LLP, neither the Registrant, nor anyone on its behalf, consulted with Cordovano & Honeck LLP, FIIC, Inc.’s prior auditors Schoonover Boyer + Associates, Miller McCollum or Russell Bedford Stefanou Mirchandani LLP regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based upon representations made by the Registrant’s former management prior to the closing of the Merger, the Registrant’s current Chief Executive Officer and Chief Financial Officer conclude that the Registrant’s disclosure controls and procedures were effective as of December 31, 2005 in timely alerting the Registrant to material information required to be disclosed in its Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting for that period.

Item 8B. Other Information.

On April 6, 2006, the Registrant entered into a consulting agreement with Mirador Consulting, Inc. (“Mirador”) for the provision of investor relations services, including management of stockholder communications and other corporate advisory services. Under the terms and conditions of the agreement, Mirador shall not, without prior written consent from the Registrant, disclose to any third party any material non-public information or data received from the Registrant in connection with the services provided or assign or delegate its responsibilities under the agreement. Under the terms of the agreement, the Registrant must supply Mirador with accurate and timely information about the Registrant, its business and its management, and must timely advise Mirador of any facts that would materially affect the accuracy of any previously provided information.

In connection with the services provided under the agreement, the Registrant shall pay Mirador $3,500 per month, and, upon ratification by the Board of Directors of the agreement, shall allow Mirador to purchase 250,000 restricted shares of its common stock at par value in reliance on an Investment Representation Letter, provided as an exhibit to the agreement. The agreement provides Mirador piggyback registration rights with respect to such restricted shares at such time as the Registrant files a registration statement with the SEC registering an amount of securities equal to at least $500,000.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers and Key Personnel

During the fiscal year ended December 31, 2005, the following individuals served as the Registrant’s board of directors and executive management:

Name	Age	Year First Appointed Director	Positions
Scott M. Thornock	45	1999	Chief Executive Officer, President, Secretary, Treasurer and Director

Bruce A. Capra	51	1999	Chief Financial Officer and Director

Paul J. Zueger	67	1999	Director

Wayne F.J. Yakes, M.D.	51	2000	Director

Scott M. Thornock has approximately twenty-one years of experience in the real estate development business and in the management of a number of private and public, start-up companies. He has served as the Chief Executive Officer and a director of Nicklebys since October 16, 2000, and as the President, the Chief Financial Officer, the Secretary and a director of Nicklebys from the date of our inception on January 13, 1999, through October 16, 2000. He has been the sole owner and managing member of Paragon Real Estate and Development, L.L.C., a Denver, Colorado-based residential real estate development, brokerage and business consulting firm that has performed administrative supervision, financial management and other services for a significant number of Colorado limited liability companies of which Mr. Thornock has been the founder, the manager and a member, since he founded the company in March 1996. These limited liability companies have raised capital from time-to-time over the past approximately fifteen years for the purposes of acquiring, developing, constructing and/or brokering multi-family, residential properties located in the Denver metropolitan area. Mr. Thornock has held a real estate brokers license in the State of Colorado since December 1995. He received a Bachelor of Arts degree in history and a Masters degree in business management from the University of Colorado, Boulder, Colorado, in 1982 and 1994, respectively.

Bruce A. Capra has served as the Chairman of the Board of Directors of Nicklebys since its inception on January 13, 1999, and as our President since October 16, 2000. He served as Nicklebys' Chief Executive Officer from the date of our organization through October 16, 2000. He was employed, from 1988 until his resignation on February 1999, as the General Manager and the Director of Sales, Marketing and Advertising for American Design, Ltd., an Aurora, Colorado, corporation specializing in the publication of fine art that has twelve retail outlets located in California, Colorado and New Mexico. He was the founder and served as the President, a director and the sole owner of Nickleby's Auction Gallery Ltd., Arvada, Colorado, an auction liquidation company specializing in fine art, antiques and collectibles, from 1992 through January 15, 1999, when we purchased the company. Mr. Capra founded and served as the President, from 1981 until the sale of the business in 1988, of Image Tech Inc., Denver, Colorado, a fine art serigraph printing company specializing in printing and publishing fine art and commercial signage and, during Mr. Capra's tenure, printed limited edition fine art prints for internationally known artists. Prior to that time, from 1979 through 1982, he owned and operated The Mushroom Gallery, Ltd., an art gallery located in Denver, Colorado. Mr. Capra attended Missouri Auction School in 1988 and is a licensed auctioneer in the states of California, Colorado, Nevada and Texas. He is also a certified personal property appraiser and a member of the Certified Appraisers Guild of America.

Paul J. Zueger has served as a director of Nicklebys since September 15, 1999. Since 1972, Mr. Zueger has been the sole shareholder, the President and a director of American Design, Ltd., Aurora, Colorado, a company specializing in the publication of fine art that has twelve retail outlets located in California, Colorado and New Mexico. American Design is today recognized as one of the largest wholesale fine art publishing firms in the United States. Under the auspices of American Design, Mr. Zueger is responsible for having developed a national direct sales force; representing and publishing the artworks of several leading artists; and successfully managing twelve fine art galleries located in three states. In 1989, Mr. Zueger founded and, since that date, has served on the Board of Directors of The Synaptic Corporation, a privately-held biotechnology company with offices in Aurora, Colorado. The Synaptic Corporation is engaged in the manufacture, marketing and distribution of a line of FDA-approved products that uses patented electromedicine techniques in the treatment and management of acute and chronic pain.

Wayne F.J. Yakes, M.D., has served as a director of Nicklebys since October 16, 2000. Since 1986, Dr. Yakes has specialized in treating vascular malformations using endovascular transcather techniques he pioneered in lieu of open surgery. Since 1986, he has authored numerous medical articles and textbook chapters on the subject. In 1991, he established the Vascular Malformation Center at Swedish Medical Center, Englewood, Colorado, the only organization of its kind, to specialize in the diagnosis and management of vascular anomalies in all anatomic locations. Dr. Yakes presently serves as the Vice President of the International Society for the Study of Vascular Anomalies. His academic appointments include the University of Colorado Health Sciences Center (Denver, Colorado), the University of Michigan Medical School (Ann Arbor, Michigan), Swedish Medical Center (Englewood, Colorado), Porter Memorial Hospital (Denver, Colorado), and Littleton Hospital (Littleton, Colorado). He has served on numerous hospital and national committees during the past five years. Dr. Yakes is a journal reviewer for the Journal of Vascular and Interventional Radiology, the American Journal of Roentgenology and Radiology. He is a member of numerous societies, including, among others, the International Society for The Study of Vascular Anomalies, the American Society of Neuroradiology, the American Society of Interventional and Therapeutic Neuroradiology, the World Federation of Interventional and Therapeutic Neuroradiology, and the Western Neuroradiological Society. Dr. Yakes received a Bachelor of Arts degree in 1975 from Rice University, Houston, Texas. He received an M.D. degree in 1979 from Creighton University School of Medicine, Omaha, Nebraska.

Upon closing of the Merger, the following individuals became the Registrant’s board of directors and executive management:

Name	Age	Position
James W. France	58	President, Chief Executive Officer and Director
James E. Bowser	59	Chief Operating Officer and Executive Vice President
Wade Estep, CPA	58	Chief Financial Officer
Robert V.R. Ostrander	60	Vice President, Secretary and Director
Kevin Loychik	39	Director
Brent Peterson	50	Director
Dean Barrett	61	Director

James W. France became FIIC’s President, Chief Executive Officer and a director at its inception in January 2005. Mr. France served as Sole Manager of FIIC Research and Development, LLC (“FIIC LLC”) from August 2000 through the present and is anticipated to remain in these dual roles at least through December 2006. Mr. France began developing the concept for FIIC, Inc. and its Investor Protection policy in 1983. From January 2002 to March 2003, Mr. France also served as Chief Executive Officer of SkyFrames, Inc., a satellite communications company. Mr. France was a licensed underwriter for the Penn Mutual Insurance Company from 1970 to 1972, specializing in corporate financial planning and a licensed securities representative with Greater Ohio Securities, Inc. and Massachusetts Mutual Insurance Company in 1973. In 1986, he co-founded Digiboard International Corp., which went public in 1990. In 1988, Mr. France became CEO for Scriptel Holding, Inc., which was responsible for the development of a new electronic interface used by pen based computer devices. In addition, throughout Mr. France’s business career he has established several small businesses in the field of advertising media, technology and corporate finance.

James E. Bowser became FIIC’s Chief Operating Officer and Executive Vice President in January 2005. Since October 1998, Mr. Bowser has served as Chief Executive Officer of Manchester Exchange Investment Company, a small business incubator. He has a wide range of business and public company experience, specializing in asset management, distribution, training and business statistics. Mr. Bowser has over 20 years experience in investment banking, focused on small businesses. He holds a B.S. and M.S. in Food Science & Technology from Ohio State University and an M.B.A. from the University of Dayton, Ohio.

Wade Estep, CPA, joined FIIC as its Chief Financial Officer in March 2005. Mr. Estep has been a Certified Public Accountant in the State of Ohio for over thirty years, and has been a sole practitioner of tax and consulting services since 1992. His prior work experience includes positions with Coopers and Lybrand (now PricewaterhouseCoopers) and a real estate property management company. He currently holds a Series 6 securities license and formerly held an Ohio Life, Accident and Health Insurance license. He has been an elected official Clerk Treasurer in Blendon Township, Franklin County, Ohio for over 18 years. Mr. Estep obtained a B.S. degree in accounting from Miami University, Oxford, Ohio.

Robert V.R. Ostrander joined FIIC at its inception in January 2005 as its Vice President of Marketing, Sales and Distribution, Secretary and as a director. Since January 1992, Mr. Ostrander has also served as President of Omni Financial Securities, a financial planning firm. Concurrently, Mr. Ostrander has engaged in insurance sales duties for Manex Risk Management, an insurance company, since January 1981. He has also served as Chairman of the Board of Manchester Exchange Investment Company since October 1998. Mr. Ostrander began his financial career in 1968 as an educator in financial planning, risk management, and business investing, including work experience in these areas with AT&T, Battelle Memorial Institute, Riverside Hospital, and Liquibox. In 1983, he developed a 160-page questionnaire-driven process intended to help businesses identify critical needs and to reduce up to 80% of the items in an operating expense statement. From 1997 to 2005, he served on the board of Pinnacle Data Systems, Inc. (AMEX: PNS). He is a NASD Licensed Broker with Series 7, 24 and 63, and is licensed in the State of Ohio to sell Life, Accident and Health Insurance and Annuities. Mr. Ostrander also holds a Property and Casualty Insurance License in Ohio. Mr. Ostrander holds a B.S. in Mathematics from Otterbein College.

Kevin Loychik has been a member of the board of directors of FIIC since its inception in January 2005. Since February 1998, Mr. Loychik has served as Vice President and Chief Operating Officer of Ohio Auto Delivery, Inc., a transportation services company. He is a graduate of Youngstown University with a B.S.B.A. in accounting with a minor in management.

Brent Peterson has been a member of the board of directors of FIIC since its inception in January 2005. Mr. Peterson is the founder of Glenwood Financial Corp., and has served as its President since establishing the company in 1994. Glenwood provides consulting services on corporate finance, mergers & acquisitions and investor relations to its corporate clients, both public and private. Prior to starting Glenwood, he was a senior executive consultant with Health Management, Inc. (HMI), a company involved in HMO management and providing consulting services to the Assisted Living industry. While at HMI, Mr. Peterson was responsible for all areas dealing with the public ownership of the company and was instrumental in structuring a transaction where another company subsequently acquired HMI. From 1980 to 1990 Mr. Peterson was in the securities industry where he acted as a retail broker, trader, General Securities Principal, and a Financial Operations Principal. While in this field he held the NASD Series 7, Series 24, Series 27 and life insurance licenses.

Dean Barrett has been a member of the board of directors of FIIC since its inception in January 2005. Since April 2001, Mr. Barrett has been Principal Manager of Corporate Management Solutions, LLC, a financial consulting business. From May 1990 to February 2001, Mr. Barrett was the Group Vice President of National Bank of Canada’s U.S. subsidiary, and previously served as the Bank of New England’s Executive Vice President until is was acquired by National Bank of Canada. Mr. Barrett has over 34 years of banking industry experience.

In addition to the directors and executive officers listed above, the Registrant expects the following individuals to play an integral role in the launch and growth of its insurance operations. Also, the Registrant will seek to employ experienced claims adjusters, auditing managers, underwriters and insurance executives as part of the broader management team, requiring at least five years hands on experience, principally in the bond field or with indemnity coverage.

Hubert T. McDonald, 75, will serve as FIIC’s Vice President of Administration. Since September 1999, Mr. McDonald has served as the President of Manchester Exchange Investment Company. Mr. McDonald has a manufacturing, investment banking and financial background. As a Certified Financial Planner, Chartered Financial Consultant and past NASD Licensed Broker with Series 7, 24 and 63, he is licensed in the State of Ohio for Life, Accident and Health Insurance. He holds a B.S. in Business from Northern Illinois, an M.S. in Business from Loyola University, Chicago, and an M.B.A. from Dayton.

Thomas M. O’Leary, 62, will serve as FIIC’s Vice President of Underwriting. Prior to joining FIIC, Mr. O’Leary was a private investor and a consultant within the electronics industry. Since 1996, he has also served on the board of directors of Pinnacle Data Systems (AMEX: PNS). He retired in 1996 after over 30 years with AT&T/Lucent Technologies, where he worked in manufacturing, management, and operations. He also served as a member of the Worthington School District Board of Education from 1996 to 2001. He holds a B.S. in math and systems engineering from Illinois State University and a Certificate from the Pennsylvania State University Executive Management Program.

Scott Smith, 39, will serve as FIIC’s Vice President of Information Technology. Since 1987, Mr. Smith has been employed as a researcher in the National Security Division at Battelle Memorial Institute, most recently specializing in configuration management for the ISO 9001 Certified Electronics and Avionic Systems Product Line. During his 19 year career at Battelle, Mr. Smith has been a team member on numerous national security related projects, and a leader in the development of several business management systems. Mr. Smith is a commercially rated pilot and is pursuing a B.S. in Aviation from Utah Valley State College.

FIIC also intends to contract with Camelback Captive & Risk Management Services, LLC, for its initial operations management. Led by its founder, Richard Marshall, Camelback Captive specializes in the management of risk retention groups and captive reinsurance companies. Mr. Marshall has over 20 years experience in the alternative risk transfer mechanism arena, both in the private and public sectors. Mr. Marshall was the first captive insurance administrator of the Arizona Department of Insurance, where he was responsible for the development, licensing and monitoring of Arizona-domiciled Captive and Risk Retention Groups. During his two year tenure, Arizona issued licenses. Mr. Marshall has also held senior management positions with several insurance organizations, including Meadowbrook Insurance Group and Frontier Insurance Group, focusing on other forms of alternative risk transfer mechanisms, both domestically and offshore.

Family Relationships

There were no family relationships among the individuals comprising the Registrant’s board of directors and management as of December 31, 2005, and there are no family relationships among the individuals who currently serve as the Registrant’s board of directors, management and other key personnel.

Board of Directors' Meetings

During the fiscal year ending December 31, 2005, the Registrant’s board of directors held no meetings, approving and/or ratifying the actions of the its officers by unanimous written consent.

Director Compensation

During the fiscal year ended December 31, 2005, and to date the Registrant’s directors were not and have not been compensated for serving as members of the Registrant’s board of directors, nor were any of the Registrant’s non-management directors accruing compensation pursuant to any agreement with the Registrant. Although the Registrant has not yet established a definitive plan for compensation of its non-management directors, it anticipates that it will likely provide such directors reimbursement of costs arising from their director duties and, subsequent to the Registrant’s eligibility to register and registration of the FIIC 2005 Plan, nominal stock options pursuant to the FIIC 2005 Plan.

Audit, Nominating and Compensation Committees

During the fiscal year ended December 31, 2005, the Registrant had no audit, nominating or compensation committees of the board of directors. The Registrant was not required to maintain such committees under the applicable rules of the Over-the-Counter Bulletin Board. The board of directors acted as an Audit Committee for purposes of determining whether its auditor's non-audit services were compatible with maintaining the auditor's independence.

Concurrent with the closing of the Merger, the Registrant’s board of directors adopted an Audit Committee Charter and appointed Dean Barrett, Brent Peterson and Kevin Loychik to serve as members of the Audit Committee. These individuals are all independent directors as defined by Section 10A(m) of the Exchange Act of 1934 and the rules promulgated thereunder, and Mr. Loychik qualifies as a financial expert pursuant to Item 401 of Regulation S-K. The board also appointed Mr. Loychik as Chairman of the Audit Committee.

Concurrent with the closing of the Merger, the Registrant’s board of directors adopted a Compensation Committee Charter and appointed Dean Barrett, Brent Peterson and Kevin Loychik to serve as members of the Compensation Committee. The board also appointed Mr. Barrett as Chairman of the Compensation Committee.

Concurrent with the closing of the Merger, the Registrant’s management adopted and the board of directors ratified a Disclosure Committee Charter, designed to ensure that accurate and complete information regarding the Registrant and its operations and financial performance is provided to its stockholders and the investment community in a timely manner and in compliance with the requirements of applicable securities laws. The charter appoints the Registrant’s Chief Financial Officer, Chief Executive Officer and Corporate Secretary (Wade Estep, James France, and Robert V.R. Ostrander, respectively) as standing members of the Disclosure Committee, with additional members to be appointed by the Chief Executive Officer and Chief Financial Officer in their discretion. Mr. Ostrander shall serve Chairman of the Disclosure Committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, and the rules and regulations promulgated thereunder, require the Registrant’s executive officers, directors and persons who own more than 10% of a registered class of the Registrant’s equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the Registrant’s common stock and other equity securities on Forms 3, 4 and 5, respectively. These filers are also required by the SEC’s regulations to furnish the Registrant with copies of all Section 16(a) reports they file. Based solely upon a review of such reports furnished to the Registrant as of the date of this Annual Report, to our knowledge, the Registrant’s executive officers, directors and greater than 10% beneficial owners of its common stock during the fiscal year ended December 31, 2005, have complied with Section 16(a) filing requirements applicable to them during the fiscal year ended December 31, 2005.

Adoption of a Code of Ethics

During the 2005 fiscal year and in the interim period prior to the closing of the Merger on February 28, 2006, the Registrant did not adopt a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions principally because the Registrant was terminating its prior business operations and management believed that communications with legal and accounting professionals accurately apprised those individuals of their ethical responsibilities with respect to the Registrant and its shareholders.

The Registrant has not adopted a Code of Ethics applicable to its principal executive officer and principal financial officer post-Merger because the Registrant does not believe that a formal written code of ethics is necessary at this time given the limited, start-up operations of the Registrant. The Registrant anticipates it will adopt a code of ethics prior to or concurrent with the launch of its insurance operations during the 2006 fiscal year.

Item 10. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning the compensation of the Registrant’s former executive officers, including the dollar value of base salary and/or other annual compensation earned during fiscal years 2005, 2004 and 2003:

 SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Position	Year	Salary	Other Annual Compensation(1)
Scott Thornock	2005	$0	$0
Chief Executive Officer,	2004	$5,000	$0
President, Secretary, Treasurer	2003	$0	$890
and Director

Bruce Capra	2005	$0	$0
Chief Financial Officer and	2004	$15,000	$0
Director	2003	$25,000	$3,000

(1) Represents payments for coverage under a group medical insurance benefits plan.

Since the inception of Nicklebys.com, Inc. on January 13, 1999, Nicklebys employed Scott Thornock, Chief Executive Officer, Chief Financial Officer and Secretary, on a part time basis, and Bruce A. Capra, President and Chairman of the Board of Directors, as a full-time employee. Mr. Thornock received no cash compensation for his services through December 31, 2003, except medical insurance benefits under a group medical insurance benefits plan commencing March 1, 1999 and ending in May 2003. For his services, Mr. Capra received a salary of $60,000 per annum through June 2003, in addition to medical insurance benefits under the group plan from March 1, 1999 through May 2003. At December 31, 2004, the Registrant owed Mr. Capra and Mr. Thornock $15,000 and $5,000, respectively, for services provided during 2004. Subsequent to December 31, 2004, the Registrant transferred to Messrs. Capra and Thornock certain items from its remaining inventory, acquired at a cost of approximately $20,000 and valued on its books at approximately $5,370, for the cancellation of an aggregate of $20,000 in accrued compensation claims by them. Activities during the 2005 fiscal year in connection with the termination of the Nicklebys’ business and the effectuation of the Merger were been undertaken principally by Mr. Thornock without compensation. No other compensation was awarded to, earned by or paid to or has been accrued on behalf of either individual by our organization for all services rendered in all capacities to the Registrant for the fiscal years ended December 31, 2005, 2004, and 2003.

Prior to the effective time of the Merger, to compensate certain executive officers, directors and key personnel for their services during the period of initial organization, the negotiation and consummation of the Merger and the launch of FIIC’s plan of operation, FIIC accrued monthly consulting fees from February 1, 2005 through September 30, 2005. As of February 28, 2006, FIIC has paid the monthly consulting fees earned by the listed individuals from October 1, 2005 to February 28, 2006. The following table sets forth information concerning the compensation of the Registrant’s current executive officers, earned during the fiscal year ended December 31, 2005 and through February 28, 2006:

Name	Position	Consulting Fees Accrued as of February 28, 2006	Consulting Fees Paid as of February 28, 2006
James France	Chief Executive Officer and President	$56,000	$35,000
James Bowser	Chief Operating Officer and Executive Vice President	$24,000	$15,000
Wade Estep	Chief Financial Officer	$24,000	$15,000
Robert Ostrander	Vice President of Marketing, Sales and Distribution, Secretary and Director	$24,000	$15,000
Hubert McDonald	Vice President of Administration	$24,000	$15,000
Thomas O’Leary	Vice President of Underwriting	$24,000	$15,000
Scott Smith	Vice President of Information Technology	$24,000	$15,000

The following table sets forth the anticipated annual compensation of the Registrant’s chief executive officer and each of the four other likely most highly compensated officers, which the Registrant will begin incurring once its insurance business becomes fully operational and the named individuals execute employment agreements.

Name	Position	Salary
James W. France, Jr.	President, Chief Executive Officer	$200,000
James Bowser	Chief Operating Officer and Executive Vice President	$136,000
Thomas O’Leary	Vice President of Underwriting	$90,000
Scott Smith	Vice President of Information Technology	$90,000
Robert Ostrander	Vice President of Marketing, Sales and Distribution, Secretary	$75,000

To date, the Registrant has not adopted any retirement, pension, profit sharing or insurance programs or other similar programs.

Employment and Severance Agreements

As noted above, to date the efforts of FIIC’s executive officers and key personnel are primarily for no, nominal and/or deferred compensation. FIIC intends to enter formal employment agreements with all of its executive officers and key personnel over the next few months as the company seeks to license and launch its insurance operations. On February 7, 2006, FIIC executed a written consulting agreement with Jim France documenting his pre-closing consulting arrangement and confirming the continuance of such arrangement post-closing until such time as FIIC has sufficient funds to formalize the terms of and execute an employment agreement with Mr. France. FIIC anticipates that the terms of all of its employment agreements with its officers will provide for cash and equity compensation an appropriate level for a start-up company, but also recognize the professional experience and forms of expertise each individual brings to FIIC’s business. FIIC also anticipates that its employment agreements will include provisions setting forth any severance arrangements, as well as confidentiality and non-competition clauses.

Stock Option Grants

No stock options were granted to any of the Registrant’s directors and officers during the most recent fiscal year ended December 31, 2005. To date, the Registrant has not issued any options, as executive compensation or otherwise, under the FIIC 2005 Plan assumed in the Merger, and does not anticipate issuing any options, as executive compensation or otherwise, until it is eligible to register the FIIC 2005 Plan using Form S-8.

Exercises of Stock Options and Year-End Option Values

No share purchase options were exercised by the Registrant’s officers, directors, and employees during the fiscal year ended December 31, 2005.

Outstanding Stock Options

The Registrant did not have a stock option plan in place and did not have any outstanding stock options during the year ended December 31, 2005. Accordingly, the Registrant’s officers and directors during that period did not hold any options to purchase shares of common stock. To date, the Registrant does not have any stock options outstanding, under the FIIC 2005 Plan assumed in the Merger or otherwise, and does not anticipate issuing any options until it is eligible to register the FIIC 2005 Plan using Form S-8.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the shares of the Registrant’s common stock as of March 31, 2006, except as noted in the footnotes below, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of the Registrant;

•	Each of the Registrant’s executive officers;

•	Each of the Registrant’s directors; and

•	All of the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants or convertible notes held by that person that are currently exercisable or convertible become exercisable or convertible within 60 days of March 31, 2006, are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

As of March 31, 2006, 13,866,924 shares of the Registrant’s common stock were issued and outstanding. Unless otherwise indicated in the table or its footnotes, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated in the table or its footnotes, the address of each stockholder listed in the table is c/o FIIC Holdings, Inc., 1585 Bethel Road, First Floor, Columbus, Ohio 43220.

Name and Address of Beneficial Owner	Title	Beneficially Owned Post-Merger(1)	Percent of Class

James W. France	President, Chief Executive Officer & Director	672,923(2)	4.82%
James E. Bowser	Chief Operating Officer & Executive Vice President	121,842(3)	*
Wade Estep, CPA	Chief Financial Officer	-	-
Robert V. R. Ostrander	Vice President, Secretary & Director	121,842(4)	*
Kevin Loychik	Director	280,781(5)	2.02%
Brent Peterson	Director	-	-
Dean Barrett	Director	1,081,657(6)	7.71%
Robert Hernandez		875,514(7)	6.25%
John P. Schinas Trust		2,326,806(8)	16.35%
Corporate Management Solutions, LLC 22021 Brookpark Road Suite 100 Fairview Park, Ohio 44126		871,960(9)	6.23%
Bridge Finance Partners LLC 5318 E. 2nd Street Suite 491 Long Beach, California 90803		823,077(10)	5.93%
Accelerate-Financial, Inc. 11 Orchard Road Suite 109 Lake Forest, California 92630		825,000	5.95%
Oceanus Value Fund, L.P. 225 North Market Street, Suite 220 Wichita, Kansas 67202		982,995(11)	6.62%
All executive officers and directors as a group (7 persons)		2,279,045	16.03%
 ______________________

(1)   The calculation of beneficially owned shares and total percentages of beneficial ownership do not include any shares that may be issued upon conversion of any accrued interest on the outstanding convertible notes.
(2)   Includes 101,922 warrants to purchase shares of the Registrant’s common stock at any time at an exercise price of $0.87 per share. In conjunction with the issuance of the Bridge Note in the Bridge Financing and its subsequent amendment, 571,000 of Mr. France’s shares are subject to a pledge agreement in favor of Oceanus Value Fund, L.P.
(3)   Includes 18,842 warrants to purchase shares of the Registrant’s common stock at any time at an exercise price of $0.87 per share.
(4)   Includes 18,842 warrants to purchase shares of the Registrant’s common stock at any time at an exercise price of $0.87 per share.
(5)   Includes 43,781 warrants to purchase shares of the Registrant’s common stock at any time at an exercise price of $0.87 per share.
(6)   Mr. Barrett and his wife, Rondell Barrett, as joint tenants, owners of 177,000 shares of the Registrant’s common stock and 32,697 warrants to purchase shares of the Registrant’s common stock at any time at an exercise price of $0.87 per share. Mr. Barrett is also the Principal Manager of Corporate Management Solutions, LLC, which is the record owner of 736,000 shares of the Registrant’s common stock and 135,960 warrants to purchase shares of the Registrant’s common stock at any time at an exercise price of $0.87 per share, the beneficial ownership of which is attributable to Mr. Barrett and reflected herein.
(7)   Includes 136,514 warrants to purchase shares of the Registrant’s common stock at any time at an exercise price of $0.87 per share.
(8)   Includes 362,806 warrants to purchase shares of the Registrant’s common stock at any time at an exercise price of $0.87 per share.
(9)   Includes 135,960 warrants to purchase shares of the Registrant’s common stock at any time at an exercise price of $0.87 per share.
(10)    Includes 23,077 warrants to purchase shares of the Registrant’s common stock at any time at an exercise price of $0.87 per share.
(11)    Includes 92,000 shares issuable upon conversion of the Bridge Note from the second phase of the Bridge Financing, as amended, which is convertible at any time at $1.00 per share, and 890,995 warrants to purchase shares of the Registrant’s common stock at any time.

Item 12. Certain Relationships and Related Transactions.

Loans from Directors, Officers, and Shareholders of Nicklebys.com, Inc.

During the fourth quarter of 2005 and the first quarter of 2006, Nicklebys.com, Inc. executed a number of promissory notes in favor of certain directors, officers and shareholders, to obtain funds necessary to pay for professional services in support of the Merger. Just prior to the closing of the Merger, the Registrant had such notes outstanding in favor of its then chief executive office, Scott Thornock, its then chief financial office, Bruce Capra, and in favor of its shareholders, Michael Tanner and James Watson, totaling $13,000 in outstanding principal. All of the outstanding promissory notes were repaid, along with any accrued interest, from the cash consideration received by Nicklebys.com, Inc. from FIIC, Inc. towards settlement of its pre-Merger liabilities as part of the closing of the Merger.

Loans from Directors, Officers, Stockholders and Affiliated Parties of FIIC, Inc.

In August 2005, FIIC executed unsecured promissory notes in favor of four of its existing stockholders — Robert Hernandez, Peter Slyman, John P. Schinas and Dennis Leukart - in an aggregate principal amount of $39,000. As amended in January 2006, these notes were due in full on March 31, 2006, along with aggregate accrued interest fees of $19,500. As of April 6, 2006, these notes remain outstanding. As of December 31, 2005, FIIC had also received and not yet repaid unsecured, non-interest bearing advances totaling approximately $5,000 from FIIC R&D, LLC. The funds were used to cover expenses related to FIIC’s efforts to obtain bridge financing and to close the Merger.

FIIC has also been receiving and repaying advances on a regular basis from its President and Chief Executive Officer, James W. France. On October 21, 2005, FIIC executed an unsecured promissory note in the principal amount of $14,223.15, reflecting prior advances made by Mr. France, with interest at 5% per annum. FIIC used these funds to cover expenses incurred in support of the then pending Merger, including payment of professional fees and costs incurred in obtaining the Bridge Financing with Oceanus. As of October 27, 2005, FIIC had repaid the principal amount of the advances covered by the note and Mr. France deemed FIIC’s obligations under the note fully satisfied. As of December 31, 2005, FIIC owed Mr. France reimbursement for accrued business expenses of $2,670.

Database Access and Content License, Hosting and Support Agreement

James W. France is the founder, President, Chief Executive Officer and a director of FIIC. Mr. France is also the founder of and serves as the sole Manager of FIIC Research and Development, LLC (“FIIC LLC”), formed to explore the feasibility of the concept of the Investor Protection Policy and to develop the initial data and technology on which the underwriting process for such policies would rely. A number of other individuals serving as FIIC’s initial executive officers and key personnel are also providing operational leadership or serving as consultants for FIIC LLC, including James Bowser, Thomas O’Leary and Scott Smith.

On March 17, 2005, FIIC entered into a Database Access and Content License, Hosting and Support Agreement with FIIC LLC; the parties amended this agreement on November 7, 2005, in relation to the Bridge Financing. FIIC LLC has developed an extensive database of insurance underwriting data and standards for use in connection with insurance policies that insure investors against the risk of the loss of capital in certain business entities (the “Database”). FIIC LLC hosts the Database, and makes available specially-designed supporting software applications, together with workflow definitions, decision processes and models for managing such applications and utilizing the Database (collectively, the “Database Technology”). FIIC obtained an exclusive and perpetual license to access the Database and to use the Database Technology to obtain the underwriting data, standards and other information that the Database contains for the purpose of underwriting its Investor Protection policies. FIIC also has the right to grant nonexclusive sublicenses to third parties involved in underwriting Investor Protection policies. Pursuant to the agreement, FIIC LLC shall continue to host, maintain and augment the Database and the Database Technology. Additionally, under the agreement, FIIC LLC continues to retain all right, title and interest in and to the intellectual property rights in and underlying the Database Technology.

In consideration for the license, FIIC issued to FIIC LLC 9,792,000 shares of its common stock and 5-year warrants to purchase 1,808,307 shares of its common stock at an exercise price of $0.87 per share, and owes FIIC LLC $100,000. As a result, the current members of FIIC LLC are also all stockholders of FIIC. FIIC believes that the license agreement was entered into on terms no more or less favorable to FIIC than could have been obtained by an unaffiliated third party.

Facilities

During the 2005 fiscal year, then chief executive officer, Scott Thornock, provided the Registrant with the facilities necessary to wind down its business and complete the planned Merger without charge. The Registrant utilized office space in Aurora, Colorado and then Denver, Colorado during the course of the 2005 fiscal year pursuant to such arrangements with Mr. Thornock.

FIIC’s executive offices are located in Columbus, Ohio, in space leased from Manchester Exchange Investment Company. James Bowser, FIIC’s Chief Operating Officer and Executive Vice President has served as Chief Executive Officer of Manchester Exchange Investment Company, a small business incubator, since 1998, and Robert Ostrander, FIIC’s Vice President of Marketing, Sales and Distribution, Secretary and a director of FIIC, has served as Chairman of the Board of Manchester Exchange Investment Company since 1998. Effective February 1, 2005, FIIC has been obligated to pay Manchester Exchange Investment Company $5,000 per month for use of its office space. As of December 31, 2005, $12,000 of the amount owed had been paid and $43,000 has been accrued.

Other Relationships

Except with respect to the Merger and the notes described above, as of December 31, 2005, none of the directors or officers of Nicklebys.com, Inc., nor any individual proposed for appointment as a director pursuant to the Merger, nor any person who beneficially owned, directly or indirectly, shares carrying more than five percent of the voting rights attached to the outstanding shares of Nicklebys.com, Inc., nor any promoter of Nicklebys.com, Inc., nor any relative or spouse of any of the foregoing persons had any material interest, direct or indirect, in any actual or proposed transaction during the fiscal years ended December 31, 2005 or December 31, 2004, which has affected, or will materially affect the Registrant. None of the directors or officers of Nicklebys.com, Inc., nor any proposed director appointee was indebted to Nicklebys.com, Inc. as of December 31, 2005.

Item 13.  Exhibits .

(a) The exhibits required to be filed with this Annual Report on Form 10-KSB by Item 601 of Regulation S-B, as described in the following index of exhibits, are appended to this Annual Report or incorporated herein by reference, as follows:

Exhibit	Item

2.1
Agreement and Plan of Merger, dated as of July 19, 2005, by and among Nicklebys.com, Inc., FIIC, Inc., Nicklebys Acquisition Corp., Scott Thornock, Bruce Capra, Paul Zueger, Michael Tanner and James Watson (filed as Exhibit 2.1 to Current Report on Form 8-K filed July 20, 2005, and incorporated herein by reference)

2.2
Amendment No. 1 to Agreement and Plan of Merger dated as of October 31, 2005, by and among Nicklebys.com, Inc., FIIC, Inc., Nicklebys Acquisition Corp., Scott Thornock, Bruce Capra, Paul Zueger, Michael Tanner and James Watson (filed as Exhibit 2.1 to Current Report on Form 8-K filed November 1, 2005, and incorporated herein by reference)

2.3
Agreement and Plan of Merger, dated February 28, 2006, by and among Nicklebys.com, Inc. and FIIC Holdings, Inc. (filed as Exhibit 2.3 to Current Report on Form 8-K filed March 6, 2006, and incorporated herein by reference)

3.1
Articles of Incorporation of Nicklebys.com, Inc., filed January 13, 1999 (filed as Exhibit 3.1 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001, and incorporated herein by reference)

3.2
Articles of Amendment to the Articles of Incorporation of Nicklebys.com, Inc., filed January 25, 1999 (filed as Exhibit 3.2 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001, and incorporated herein by reference)

3.3	Certificate of Correction of Nicklebys.com, Inc. (filed as Exhibit 3.3 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001, and incorporated herein by reference)

3.4	Certificate of Amendment to Nicklebys.com, Inc. Articles of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K filed March 6, 2006, and incorporated herein by reference)

3.5	Bylaws of Nicklebys.com, Inc. (filed as Exhibit 3.4 to the Registration Statement on Form 10-SB/A, File No. 000-33339, filed November 14, 2001, and incorporated herein by reference)

3.6	Certificate of Incorporation of FIIC Holdings, Inc. (filed as Exhibit 3.2 to Current Report on Form 8-K filed March 6, 2006, and incorporated herein by reference)

3.7	Bylaws of FIIC Holdings, Inc. (filed as Exhibit 3.3 to Current Report on Form 8-K filed March 6, 2006, and incorporated herein by reference)

4.1	Senior Secured Convertible Promissory Note, in favor of Oceanus Value Fund, L.P. (filed as Exhibit 4.1 to Current Report on Form 8-K filed March 6, 2006, and incorporated herein by reference)

4.2
Bridge Financing Warrant, in favor of Oceanus Value Fund, L.P. (filed as Exhibit 4.2 to Current Report on Form 8-K filed March 6, 2006, and incorporated herein by reference) Bridge Financing Warrant, in favor of Oceanus Value Fund, L.P. (filed as Exhibit 4.2 to Current Report on Form 8-K filed March 6, 2006, and incorporated herein by reference)

4.3	Form of FIIC, Inc. Convertible Promissory Note (filed as Exhibit 4.3 to Current Report on Form 8-K filed March 6, 2006, and incorporated herein by reference)

4.4	Form of FIIC, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.4 to Current Report on Form 8-K filed March 6, 2006, and incorporated herein by reference)

10.1
Securities Purchase Agreement dated February 28, 2006, by and among Nicklebys.com, Inc. and Oceanus Value Fund, L.P. (filed as Exhibit 10.1 to Current Report on Form 8-K filed March 6, 2006, and incorporated herein by reference)

10.2
Amendment to Securities Purchase Agreement dated February 28, 2006, by and among Nicklebys.com, Inc. and Oceanus Value Fund, L.P. (filed as Exhibit 10.2 to Current Report on Form 8-K filed March 6, 2006, and incorporated herein by reference)

10.3	Registration Rights Agreement with Oceanus Value Fund, L.P. (filed as Exhibit 10.3 to Current Report on Form 8-K filed March 6, 2006, and incorporated herein by reference)

10.4
Pledge Agreement between James W. France and Oceanus Value Fund, L.P. in support of Bridge Financing (filed as Exhibit 10.4 to Current Report on Form 8-K/A filed March 7, 2006, and incorporated herein by reference)

10.5	Security Agreement in favor of Oceanus Value Fund, L.P. (filed as Exhibit 10.5 to Current Report on Form 8K/A filed March 7, 2006, and incorporated herein by reference)

10.6	Subsidiary Guaranty of FIIC, Inc. in favor of Oceanus Value Fund, L.P. (filed as Exhibit 10.6 to Current Report on Form 8-K/A filed March 7, 2006, and incorporated herein by reference)

10.7	Database Access and Content License, Hosting and Support Agreement with FIIC Research and Development, LLC

10.8	Amendment No. 1 to Database Access and Content License, Hosting and Support Agreement with FIIC Research and Development, LLC

10.9	2005 Stock Option, Deferred Stock and Restricted Stock Plan

10.10	Form of Stock Option Agreement (Executive)

10.11	Form of Stock Option Agreement (Super Executive)

10.12	Form of Restricted Stock Agreement (Executive)

10.13	Form of Restricted Stock Agreement (Super Executive)

10.14	Consulting Agreement with James France

10.15	Sublease Agreement with Manchester Exchange Investment Company

10.16	Consulting Agreement with Mirador Consulting, Inc.

21.1	Subsidiaries

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.  Principal Accountant Fees and Services.

The Registrant retained Cordovano & Honeck LLP to provide services for the 2004 fiscal year and interim periods in 2005, and Miller and McCollom to provide services for the 2005 fiscal year as follows:

	2005 Fees	2004 Fees
Audit Fees(1)	$13,500	$11,411
Audit−Related Fees(2)	$3,124	--
Tax Fees	--	--
All Other Fees	--	--

(1) “Audit Fees” consist of fees billed for professional services rendered for the audit of the Registrant’s annual financial statements for the years ended December 31, 2005 and December 31, 2004, and for the review of the Registrant’s interim financial statements included in its 2005 and 2004 quarterly reports and services performed during 2005 and 2004 that are normally provided by the Registrant’s principal accountants in connection with statutory and regulatory filings or engagements. The Registrant paid $8,500 for the audit of the Registrant’s annual financial statements for the years ended December 31, 2005, and $5,000 for the review of its interim financial statements included in its quarterly reports filed during 2005. The Registrant paid $8,868 for the audit of the Registrant’s annual financial statements for the years ended December 31, 2004, and $2,543 for the review of its interim financial statements included in its quarterly reports filed during 2004.

(2) “Audit−Related Fees” consist of fees billed for professional services rendered by Cordovano and Honeck LLP for the review of the Registrant’s interim financial statements included in its preliminary and definitive proxy statements related to the Merger and services performed during 2005 in connection with the Merger and the related Proxy Statement that are normally provided by its auditors in connection with statutory and regulatory filings or engagements.

Pre-Approval Policy

From inception through the closing of the Merger and Reincorporation, the Registrant did not have an audit committee, relying instead on the board of directors as a whole to evaluate and pre-approve all services provided by our auditors. The Registrant now has an Audit Committee, as described under Item 9. Prior to the engagement of our current independent registered accounting firm for any non-audit or non-audit related services, the Audit Committee must conclude that such services are compatible with Russell Bedford Stefanou Mirchandani LLP’s independence as the Registrant’s auditors.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIIC HOLDINGS, INC.

Date April 10, 2006	/s/ James W. France
James W. France, Jr., President and Chief Executive Officer (Principal Executive Officer)

Date April 10, 2006	/s/ Wade L. Estep
Wade L. Estep, Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James W. France, his true and lawful attorney-in-fact and agent with full power of power substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign this Annual Report on Form 10-KSB, and to file any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and all documents in connection therewith, with Securities and Exchange Commission, granting unto said attorney-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent thereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date April 10, 2006	/s/ James W. France
James W. France, Director

Date April 10, 2006	/s/ Robert V.R. Ostrander
Robert V.R. Ostrander, Director

Date April 10, 2006	/s/ Brent L. Peterson
Brent L. Peterson, Director

Date April 10, 2006	/s/ Dean R. Barrett
Dean R. Barrett, Director

Date April 10, 2006	/s/ Kevin M. Loychik
Kevin M. Loychik, Director

Exhibit Index

Exhibit	Item

10.7	Database Access and Content License, Hosting and Support Agreement with FIIC Research and Development, LLC

10.8	Amendment No. 1 to Database Access and Content License, Hosting and Support Agreement with FIIC Research and Development, LLC

10.9	2005 Stock Option, Deferred Stock and Restricted Stock Plan

10.10	Form of Stock Option Agreement (Executive)

10.11	Form of Stock Option Agreement (Super Executive)

10.12	Form of Restricted Stock Agreement (Executive)

10.13	Form of Restricted Stock Agreement (Super Executive)

10.14	Consulting Agreement with James France

10.15	Sublease Agreement with Manchester Exchange Investment Company

10.16	Consulting Agreement with Mirador Consulting, Inc.

21.1	Subsidiaries

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002