Form 10QSB
period 2006-03-31
FIIC HOLDINGS
filed 2006-06-21
CIK 1077720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission file number 000-33339

FIIC HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-4397836
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1585 Bethel Road, First Floor, Columbus, Ohio 43220

(Address of principal executive offices)

(614) 326-5469

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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
Yes  ☒  No ☐

As of June 15, 2006, there were 14,858,591 shares issued and outstanding of the registrant’s common stock.

Transitional Small Business Disclosure Format:
Yes ☐  No ☒

INDEX

Page
PART I	FINANCIAL INFORMATION	F-1

Item 1.	Financial Statements	F-1

	Balance Sheet as of March 31, 2006 (unaudited) and December 31, 2005 (restated)	F-1

Statement of Losses for the three months ended March 31, 2006 (unaudited), for the period from January 25, 2005 (Inception) to March 31, 2005 (restated), and for the period from January 25, 2005 (Inception) to March 31, 3006 (unaudited)
F-2

	Statement of Changes in Stockholders’ Equity for the period from January 25, 2005 (Inception) to March 31, 2006	F-3

Statement of Cash Flows for the three months ended March 31, 2006 (unaudited), for the period from January 25, 2005 (Inception) to March 31, 2005 (restated), and for the period from March 18, 2005 (Inception) to March 31, 2006 (unaudited)
F-4

	Notes to Unaudited Condensed Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	2

Item 3.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	II-1

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	II-1

Item 3.	Defaults Upon Senior Securities	II-1

Item 4.	Submission of Matters to a Vote of Security Holders	II-2

Item 5.	Other Information	II-2

Item 6.	Exhibits	II-2

Signatures		II-3

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2006 (Unaudited)	December 31, 2005 (Restated- Note M)
ASSETS:
Cash and cash equivalents	$937	$1,714
Prepaid expenses and deposits	14,099	—
Total current assets	15,036	1,714

Property and equipment: (Note C)
Property and equipment, at cost	11,240	—
Less: accumulated depreciation	624	—
Total property and equipment, net	10,616	—

Other assets:
Restricted cash	—	258,000
Prepaid expenses	—	12,500
License agreement (Note D)	—	109,792
Loan fees, net of accumulated amortization of $567,688 and $141,859 at March 31, 2006 and December 31, 2005 respectively	407,367	297,607
Total other assets	407,367	677,899
Total assets	$433,019	$679,613

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY:
Accounts payable and accrued liabilities	$630,341	$551,617
Notes payable, bridge loan (Note E)	67,976	350,000
Notes payable, convertible (Note F)	483,765	125,994
Notes payable-related parties (Note G)	39,000	39,000
Total current liabilities	1,221,081	1,066,611

Commitments and contingencies (Note K)

Deficiency in Stockholders' Equity: (Note H)

Preferred Stock, $0.001 par value: 3,000,000 shares authorized; 0 shares of preferred stock are issued and outstanding at March 31, 2006 and December 31, 2005	—	—

Common Stock, $0.001 par value; 100,000,000 shares authorized; 13,866,924 and 10,843,377 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	13,867	10,843

Additional paid in capital	1,870,355	626,999

Deficit accumulated during development stage	(2,672,284)	(1,024,840)
Total deficiency in stockholders' equity	(788,062)	(386,998)
Total liabilities and deficiency in stockholders' equity	$433,019	$679,613

See accompanying footnotes to the unaudited condensed consolidated financial information.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF LOSSES

	For three months ended March 31, 2006 (Unaudited)	For the period January 25, 2005 (date of inception) through March 31, 2005 (Restated- Note M)	For the period January 25, 2005 (date of inception) through March 31, 2006 (Restated- Note M)

Operating Expenses:
General and administrative	$749,687	$35,727	$1,588,045
Depreciation	624	—	624
Total Operating Expenses	750,311	35,727	1,588,669

Other Expenses:
Interest expense, net	170,105	—	214,728
Debt issuance costs	425,829	—	567,688
Acquisition costs (Note B)	301,199	—	301,199
Total Other Expenses	897,133	—	1,083,615

Net Loss	$(1,647,444)	$(35,727)	$(2,672,284)

Loss per common share (basic and assuming dilution)	$(0.13)	$(0.00)	n/a
Weighted average common shares outstanding (basic and diluted)	12,267,064	8,647,257	n/a

See accompanying footnotes to the unaudited condensed consolidated financial information

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JANUARY 25, 2005 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total Deficiency in Stockholders’ Equity
Balance, January 25, 2005 (date of inception)	—	$—	$—	$—	$—
Issuance of shares to founder Feb 2005 at 0.001 (par value)	1	—	1,000	—	1,000
Issuance of shares for license agreement March 2005 at 0.001 (par value)	9,792,000	9,792	—	—	9,792
Issuance of shares for consulting services Sept 2005 at 0.50 per share	400,000	400	199,600	—	200,000

Issuance of shares for debt issuance costs Nov 2005 at 0.50 per share	651,376	651	325,037	—	325,688
Value attributed to 460,000 5 year warrants at $0.87 per share issued as additional incentive to lender - Oct 2005	—	—	91,084	—	91,084
Value attributed to 23,077 5 year warrants at $0.87 per share for debt issuance cost - Dec 2005	—	—	10,278	—	10,278

Net loss	—	—	—	(1,024,840)	(1,024,840)

Balance, December 31, 2005 (Restated - Note M)	10,843,377	$10,843	$626,999	$(1,024,840)	$(386,998)

Issuance of shares at merger Feb 2006 at 0.001 (par value)	1,198,547	1,199	—	—	1,199
Issuance of shares for consulting services Feb 2006 at 0.50 per share	825,000	825	411,675	—	412,500
Issuance of shares for debt issuance costs Jan 2006 at 0.50 per share	800,000	800	399,200	—	400,000
Issuance of shares for debt issuance costs Feb 2006 at 0.50 per share	200,000	200	99,800	—	100,000
Beneficial conversion feature of convertible notes	—	—	180,000	—	180,000
Value attributed to 35,000 5 year warrants at $0.87 per share issued for debt issuance cost - Feb 2006	—	—	15,589	—	15,589
Value attributed to 890,995 five year warrants at $1.04 per share - Feb 2006	—	—	137,092	—	137,092
Net loss	—	—	—	(1,647,444)	(1,647,444)
Balance, March 31, 2006 (Unaudited)	13,866,924	$13,867	$1,870,355	$(2,672,284)	$(788,062)

See the ccompanying footnotes to the unaudited condensed consolidated financial information

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For three months ended March 31, 2006 (Unaudited)	For the period January 25, 2005(date of inception) through March 31, 2005 (Restated-Note M)	For the period January 25, 2005(date of inception) through March 31, 2006 (Restated-Note M)
Cash flows from operating activities:
Net loss	$(1,647,444)	$(35,727)	$(2,672,284)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	624	—	624
Shares issued for services	412,500	1,000	613,500
Acquisition costs	301,199	—	301,199
Amortization of debt discount for convertible note and warrants	150,839	—	167,917
Amortization of debt issuance costs	425,829	—	567,688

(Increase) decrease in deposits and other assets	108,193	(112,500)	95,693
Increase (decrease) in due to related parties	(32,760)	—	72,217

Increase in accounts payable and accrued liabilities	11,484	147,500	358,124
Net cash provided by (used in) operating activities	(269,536)	273	(495,323)

Cash flows from investing activities:
Proceeds from restricted cash	258,000	—	—
Cash paid for acquisition	(200,000)	—	(200,000)
Payments for office equipment	(11,240)	—	(11,240)
Net cash provided by (used in) investing activities	46,760	—	(211,240)

Cash flows from financing activities:
Proceeds from notes payable-related parties	—	—	39,000
Proceeds from notes payable, net of repayments	222,000	—	668,500
Net cash provided by financing activities	222,000	—-	707,500

Net increase (decrease) in cash and cash equivalents	(777)	273	937
Cash and cash equivalents at the beginning of the period	1,714	—	—
Cash and cash equivalents at the end of the period	$937	$273	$937

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$—	$—	$—
Cash paid during the period for income taxes	$—	$—	$—
Non-cash Financing and Investing Activities:
Common stock issued in exchange for services rendered	$412,500	$1,000	$613,500
Shares issued for license fees	$—	$—	$9,792
Shares issued for debt issuance costs	$500,000	$—	$825,688
Beneficial conversion feature of convertible notes - warrants	$137,092	$—	$228,176
Beneficial conversion feature of convertible notes	$180,000	$—	$180,000
Value of warrants issued for debt issuance costs	$15,589	$—	$25,867
Acquisitions:
Common stock retained	$1,199	$—	$1,199
Assets acquired	—		—
Liabilities assumed	86,448	—	86,448
Expenses related to acquisition	13,552	—	13,552
Cash paid	200,000	—	200,000
Total consideration paid/acquisition cost	$301,199	$—	$301,199

See accompanying footnotes to the unaudited condensed consolidated financial information

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or for any other period. These unaudited condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2005, as restated, and the notes thereto, included in the Company’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on June 6, 2006.

Business and Basis of Presentation

FIIC Holdings, Inc. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on January 26, 2006. Currently, the Company has limited operations and is a development stage company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). The Company is devoting substantially all of its efforts to establishing a new business. The Company plans to introduce an insurance product to entrepreneurial business enterprises designed to insure third party investors. The success of the business will depend on its ability to raise sufficient capital to bring the business plan to fruition.

On February 28, 2006, the Company’s predecessor FIIC, Inc. (“FIIC”) consummated a business combination with Nicklebys.com, Inc. (“NBYS”) pursuant to an Agreement and Plan of Merger ("Merger Agreement") (the “Merger”). In accordance with SFAS No. 141, FIIC, Inc. was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Merger Agreement provided for a recapitalization of the FIIC's capital structure. As a result of the Merger, there was a change in control of NBYS. Also, subsequently, NBYS's name was changed from Nicklebys.com, Inc. to FIIC Holdings, Inc. From January 1999 until the consummation of the Merger, NBYS was an inactive publicly registered shell corporation with no significant assets or operations (see Note B).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, FIIC, Inc., a Delaware corporation, incorporated on January 25, 2005 and Federated Group Agency, Inc., a Delaware corporation, incorporated on December 22, 2005. All significant inter-company transactions and balances have been eliminated in consolidation.

To date the Company has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2006, the Company has accumulated losses of $2,672,284. Also, at March 31, 2006, its current liabilities exceeded current assets by $1,206,045.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB 104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) the ability to collect is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the ability to collect those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the three month period ended March 31, 2006 and 2005, respectively.

Property and Equipments

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives. Estimated useful lives of major depreciable assets are as follows:

Leasehold improvements	5 years
Automobiles	5 years
Furniture and equipment	5 years
Computer Equipment	3 years

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Stock Based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company’s stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. The Company did not issue any stock options from January 25, 2005 (date of inception) through March 31, 2006.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation -- Continued

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the three month period ending March 31, 2006 was $0, net of tax effect.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the three months ended March 31, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure:

For the three months ended March 31, 2005
Net loss attributable to common stockholders -as reported	$(35,727)
Add. Total stock based employee compensation expen+se as reported under intrinsic value method (APB No. 25)	—
Deduct Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	—
Net loss -Pro Forma	$(35,727)
Net loss attributable to common stockholders - Pro forma	$(35,727)
Basic (and assuming dilution) loss per share -as reported	$(0.00)
Basic (and assuming dilution) loss per share - Pro forma	$(0.00)

Disclosure for the three months period ended March 31, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143", which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than its last quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' unaudited financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE B - MERGER AND CORPORATE RESTRUCTURE

On July 19 2005, FIIC, Inc., a Delaware corporation (“FIIC”), entered in to an Agreement and Plan of Merger (the “Agreement”) with Nicklebys.com, Inc., a publicly held Colorado corporation ( “NBYS”), Nicklebys Acquisition Corp., a privately held Nevada corporation and wholly owned subsidiary of the Nicklebys.com, Inc. (the “Merger Sub”) and certain principal shareholders of NBYS.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE B - MERGER AND CORPORATE RESTRUCTURE (Continued)

The Merger closed February 28, 2006 through the Merger Sub, which merged with and into FIIC, with FIIC being the surviving corporation. NBYS issued shares of its common stock on a one-for-one basis to the stockholders of FIIC in exchange for 100% of the issued and outstanding shares of common stock of FIIC. Additionally, NBYS assumed options and warrants to purchase shares of its common stock on the same terms and conditions as previously issued by FIIC. Pursuant to the Agreement, the NBYS assumed FIIC's 2005 Stock Option, Deferred Stock and Restricted Stock Plan as the stock option plan of NBYS.

As a result of the Merger, there was a change in control of the public entity. In accordance with SFAS No. 141, FIIC was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Merger is a recapitalization of FIIC's capital structure. For accounting purposes, the Company accounted for the transaction as a reverse acquisition and FIIC is the surviving entity. The total purchase price and carrying value of net assets acquired was $301,199. The Company did not recognize goodwill or any intangible assets in connection with the transaction. From January 1999 until the date of the consummation of the Merger, NBYS was an inactive corporation with no significant assets and liabilities. In connection with the change in control, the Board of Directors and management of FIIC became the Board of Directors and management of NBYS.

In connection with the Merger, NBYS also cancelled 500,000 shares of its common stock held by certain stockholders in exchange for aggregate cash remuneration of $200,000. Immediately following the closing of the Merger, NBYS distributed any remaining NBYS assets to one of its directors and principal shareholders.

Immediately prior to the Merger, NBYS effectuated a 1-for-2.00317 reverse stock split of its common stock. Additionally, immediately following the Merger, NBYS reincorporated from the State of Nevada to the State of Delaware and changed its corporate name from Nicklebys.com, Inc. to FIIC Holdings, Inc. FIIC Holdings, Inc. is the continuing public reporting company.

In connection with the merger, FIIC used the purchase method of accounting. Total cash consideration was $301,199, of which $200,000 was paid to NBYS shareholders, plus $86,448 was paid to NBYS to satisfy NBYS pre-merger liabilities. In addition, the Company is obligated to pay another $13,552 for additional post-closing costs associated with the Merger.

The Merger resulted in the assumption of FIIC’s operations and liabilities and as a result the accompanying financial statements reflect the operations of the Company’s wholly-owned subsidiary FIIC, Inc. since its inception as of January 25, 2005.

Effective with the consummation of the Merger, all previously outstanding shares held by FIIC's shareholders were exchanged for an aggregate of 11,643,377 shares of the NBYS’s common stock. The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value.

The total consideration paid was $301,199 and the significant components of the transaction are as follows:

Common stock retained	$1,199
Assets acquired	—
Liabilities assumed	86,448
Expenses relating to acquisition	13,552
Cash paid	200,000
Total consideration paid/acquisition cost	$301,199

In accordance with SOP 98-5, the Company expensed $301,199 as acquisition costs.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE C - PROPERTY AND EQUIPMENT

Major classes of property and equipment at March 31, 2006 and December 31, 2005 consist of the followings:

	March 31, 2006	December 31, 2005
Computer equipment and furniture	$11,240	$—
Less: accumulated depreciation and amortization	624	—

Net property and equipment	$10,616	$—

Depreciation and amortization expense was $624 and $0 for the three months ended March 31, 2006 and 2005, respectively.

NOTE D - LICENSE AGREEMENT

The Company has a license agreement to use software developed by FIIC Research & Development, LLC (“Licensor”), a related party. Pursuant to the terms of the license agreement, the Licensor will also host and support the software application and allow the Company to sublicense to third parties. The software will be used by the Company in its operations and sale of product and will be amortized commencing upon the Company’s being licensed to launch its insurance business.

As consideration for the license agreement in March 2005, FIIC, Inc. issued to the Licensor 9,792,000 shares of its common stock (total par value $9,792) and issued warrants to purchase an additional 1,808,307 shares of its common stock at an exercise price of $.87 per share. Such warrants will expire five yeas after the date of issuance. The shares and warrants issued in relation to the license agreement were subsequently distributed by the Licensor to its members, and exchanged for shares of NBYS in the Merger. As further consideration for the license agreement, the Company also agreed to pay $100,000 in cash to the Licensor. The total licensing fee of $109,792 was expensed as of March 31, 2006; $72,218 of the balance remains payable as of March 31, 2006.

Additionally, pursuant to the license agreement, the Company shall pay the Licensor 3% of net premiums for Hosting and Support services on a quarterly basis.

NOTE E - BRIDGE LOAN PAYABLE

A summary of bridge loan notes payable at March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005
Senior secured promissory note payable, exchangeable upon closing of merger for a senior secured convertible note	$—	$350,000
Senior secured convertible note payable, exchanged from senior secured promissory note after closing of merger in February 2006	92,000	—
Debt discount - value attributed to warrants attached to note, net of accumulated amortization of $113,068 at March 31, 2006	(24,024)	—
Senior secured convertible note payable-net	67,976	350,000
Total	67,976	350,000
Less: current portion	(67,976)	(350,000)
Long term portion	$—	$—

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE E - BRIDGE LOAN PAYABLE (Continued)

On November 29, 2005, FIIC, Inc. engaged in a bridge financing transaction in which it issued a $350,000 senior secured promissory note, exchangeable upon the closing of the Merger for a senior secured convertible promissory note, convertible into the Company’s common stock at any time at a rate of $1.00 per share, including accrued and unpaid interest. On February 28, 2006, concurrent with the closing of the Merger, the Company entered into a securities purchase agreement, pursuant to which the Company issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interes at 12% and a warrant to purchase 890,995 shares of the Registrant's common stock, in exchange for the senior secured note previously issued. In accordance with APB #14, the fair value attributed to the warrants was recorded to debt discount and additional paid-in capital. The respective portion was amortized with the repayment of $258,000 on February 28, 2006. Total debt discount was $137,092 with accumulated amortization of $113,068 at March 31, 2006.

At the time of the original bridge financing closing, $92,000 in fees was released for payment and the net proceeds of $258,000 were held in escrow until the closing of the merger. On February 28, 2006, immediately subsequent to execution of the securities purchase agreement and the issuance of the senior secured convertible promissory note in exchange for the prior note, the parties executed an amendment to the Securities Purchase Agreement, extending the term of the senior secured convertible note, providing for partial repayment of that note and releasing certain pledge agreements entered into in support of that note. As a result $258,000 was released from escrow and repaid to the lender, and the Company became obligated to pay an additional $3,500 legal fee to lender’s counsel and accrued interest to date on the loan. Under the terms of the amendment to the Securities Purchase Agreement executed in conjunction with the senior secured convertible promissory note, the remaining $92,000 and accrued interest was due May 29, 2006. This note is currently in default due to lack of payment of the amounts owed upon amendment and upon maturity; however, management is negotiating with lender for an additional extension. The balance outstanding was $92,000 and $350,000 at March 31, 2006 and December 31, 2005 respectively.

The value of warrants granted during the period ended March 31, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: warrant remaining life of 5 years, a risk free interest rate of 4.50%, a dividend yield of 0% and volatility of 150%.

NOTE F - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005
Note payable accruing interest at 10% per annum, payable on October 7, 2006; conversion price of 0.50 per share; the Company issued 115,000 5 yr warrants at 0.87 per share as additional incentive	$50,000	$50,000
Debt discount - value attributed to warrants attached to notes, net of accumulated amortization of $11,386 and $5,693 at March 31, 2006 and December 31, 2005 respectively	(11,385)	(17,078)
Note payable-net	38,615	32,922

Note payable accruing interest at 10% per annum, payable on October 7, 2006; conversion price of 0.50 per share; the Company issued 115,000 5 yr warrants at 0.87 per share as additional incentive	50,000	50,000
Debt discount - value attributed to warrants attached to notes, net of accumulated amortization of $11,386 and $5,693 at March 31, 2006 and December 31, 2005 respectively	(11,385)	(17,078)

Note payable-net	38,615	32,922

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE F - CONVERTIBLE NOTES PAYABLE (Continued)

Note payable accruing interest at 10% per annum, payable on October 31, 2006; conversion price of 0.50 per share; the Company issued 115,000 5 yr warrants at 0.87 per share as additional incentive	50,000	50,000

Debt discount - value attributed to warrants attached to notes, net of accumulated amortization of $9,488 and $3,795 at March 31, 2006 and December 31, 2005 respectively	(13,283)	(18,976)

Note payable-net	36,717	31,024

Note payable accruing interest at 10% per annum, payable on December 6, 2006; conversion price of 0.50 per share; the Company issued 115,000 5 yr warrants at 0.87 per share as additional incentive	50,000	50,000

Debt discount - value attributed to warrants attached to notes, net of accumulated amortization of $7,590 and $1,898 at March 31, 2006 and December 31, 2005 respectively	(15,181)	(20,873)

Note payable-net	34,819	29,127

Note payable accruing interest at 8% per annum, payable on January 17, 2007; conversion price of 0.65 per share; as an additional incentive the Company issued 800,000 shares of common stock	300,000	—

Note payable accruing interest at 8% per annum, payable on February 24, 2007; conversion price of 0.25 per share; as additional incentive the Company issued 100,000 shares of common stock	100,000	—

Debt discount - beneficial conversion feature, net of accumulated amortization of $7,500 at March 31, 2006	(82,500)	—

Note payable-net	17,500	—
Note payable accruing interest at 8% per annum, payable on February 24, 2007; conversion price of 0.25 per share; as additional incentive the Company issued 100,000 shares of common stock	100,000	—

Debt discount - beneficial conversion feature, net of accumulated amortization of $7,500 at March 31, 2006	(82,500)	—

Note payable-net	17,500	—

Total	483,765	125,994

Less: current portion	(483,765)	(125,994)

Long term portion	$—	$—

In February 2006, the Company issued convertible notes to the investors in exchange for $180,000, exclusive of placement costs and fees. The convertible notes accrue interest at 8% per annum and are due and payable one year from the date of the note, i.e. February 2007. Note holders have the option to convert any unpaid note principal, together with accrued and unpaid interest, to the Company’s common stock at a rate of $0.25 per share.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE F - CONVERTIBLE NOTES PAYABLE (Continued)

In accordance with EITF 98-5, the Company recognized an imbedded beneficial conversion feature present in the convertible notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $180,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible notes payable. The debt discount attributed to the beneficial conversion feature is amortized over the convertible notes payable maturity period one year as interest expense.

NOTE G - NOTES PAYABLE -RELATED PARTIES

A summary of promissory notes payable to related parties at March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005
Note payable to a shareholder, principal and interest note of $6,000 payable on December 31, 2005, extended to March 31, 2006; management is negotiating an additional extension	$12,000	$12,000

Note payable to a shareholder, principal and interest of $7,500, payable on December 31, 2005, extended to March 31, 2006: management is negotiating an additional extension	15,000	15,000

Note payable to a shareholder, principal and interest of $5,000, payable on December 31, 2005, extended to March 31, 2006; management is negotiating an additional extension	10,000	10,000

Note payable to a shareholder, principal and interest of $1,000, payable on December 31, 2005, extended to June 30, 2006	2,000	2,000

Total	39,000	39,000

Less: current portion	(39,000)	(39,000)

Long term portion	$—	$—

NOTE H - CAPITAL STOCK

The Company is authorized to issue 3,000,000 shares of preferred stock with par value $.001 per share, 100,000,000 shares of common stock with par value of $.001 per share.

The Company had 13,866,924 and 10,843,377 shares of common stock issued and outstanding at March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005 the Company had no preferred stock issued and outstanding.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE H - CAPITAL STOCK (Continued)

In March 2005, the Company issued 9,792,001 shares to the founders in exchange for services relating to formation of the Company. The Company charged $9,792 to expenses in relation to the issuance.

In November 2005, the Company issued 400,000 shares to various consultants in exchange for services valued at $0.50 per share. The shares issued were valued at approximately $0.50 per share. The compensation cost of $200,000 was charged to operations relating to this issuance.

In November 2005, the Company issued 651,376 shares towards debt issuance costs. The shares were valued at $325,688 or $0.50 per share.

In January 2006, the Company issued 800,000 shares towards debt issuance costs. The shares were valued at $400,000 or $0.50 per share.

In February 2006, the Company issued 200,000 shares towards debt issuance costs. The shares were valued at $100,000 or $0.50 per share.

In February 2006, the Company issued 825,000 shares to various consultants in exchange for services valued at $412,500. The shares issued were valued at approximately $0.50 per share. The compensation cost of $412,500 was charged to operations relating to this issuance.

In February 2006, pursuant to the Merger Agreement, all previously outstanding shares owned by the FIIC's stockholders were exchanged for an aggregate of 11,643,377 shares of the Company’s common stock. The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value. The former NBYS shareholders retained 1,198,547 shares in the Company.

The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

NOTE I - OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock. These warrants were granted in lieu of cash consideration for contractual rights, compensation for services performed by consultants or in connection with debt or equity financing; each warrant provide the right to purchase one share of the Company’s common stock.

	Warrants Outstanding (as of 3/31/06)			Warrants Exercisable (as of 3/31/06)
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.87	1,808,307	4.00	$ 0.87	1,808,307	4.00
0.87	518,077	4.50	0.87	518,077	4.50
1.04	890,995	4.50	1.04	890,995	4.50
	3,217,379	4.21		3,217,379	4.22

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE I - OPTIONS AND WARRANTS (Continued)

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Price Per Share
Outstanding at January 25, 2005 (date of inception)	—	$—
Granted	2,291,384	0.87
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2005	2,291,384	$0.87
Granted	925,995	1.03
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2006	3,217,379	$0.92

The Company did not grant any compensatory warrants to employees during the period ended March 31, 2006 and 2005. Compensation expense of $0 was charged to operations for the period ended March 31, 2006 and 2005.

Stock Option Plan

In April 2005, FIIC, Inc. adopted the FIIC 2005 Stock Option, Deferred Stock and Restricted Stock Plan, which was assumed by the Company as part of the Merger. As of March 31, 2006 and December 31, 2005, no options or stock awards have been granted under the Plan.

NOTE J - RELATED PARTY TRANSACTIONS

The Company has received unsecured, non-interest bearing advances from a related party totally $147,500 (including $100,000 for the license fee - refer to note D). Of this amount, $72,217 and $104,977 remains unpaid as of March 31, 2006 and December 31, 2005 respectively.

The Company has expensed monthly consulting fees of an aggregate of $25,000 per month for seven individuals who are directors and/or officers who are intended to serve as key personnel. As of March 31, 2006 and December 31, 2005, there remains $225,000 and $228,000 respectively unpaid and included in accounts payable and accrued expenses.

Effective February 1, 2005, the Company entered into a sublease agreement with a related party for office space and overhead expenses at $5,000 per month. As of March 31, 2006 and December 31, 2005, there remains $45,000 and $43,000 respectively unpaid and included in accounts payable and accrued expenses arising from this sublease agreement.

NOTE K - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In February 1, 2005, the Company entered into a sublease agreement with a related party for office space and overhead expenses on month to month basis at $5,000 per month. Total lease rental expense for the three months ended March 31, 2006 and 2005, was $15,000 and $10,000, respectively.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE K - COMMITMENTS AND CONTINGENCIES (Continued)

Employment and Consulting Agreements

As of March 31, 2006, the efforts of the Company’s named executive officers, directors and key personnel have been primarily for no, nominal and/or deferred compensation. On February 7, 2006, FIIC executed a written consulting agreement with Chief Executive Officer, James France, documenting his consulting arrangement and confirming the continuance of such arrangement until such time as the Company has sufficient funds to formalize the terms of and execute an employment agreement with Mr. France. The Company intends to enter formal employment agreements with all of its executive officers and key personnel as it seeks to license and launch its insurance operations.

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of March 31, 2006.

NOTE L - SUBSEQUENT EVENT

On May 1, 2006, the Company received funding and became obligated under unsecured convertible promissory notes from eight parties totaling a combined $310,000. The notes all accrue interest at 8.0% and are due April 25, 2007. The entire amount of the outstanding principal and accrued interest may be converted at any time at the option of the holder and is automatically converted at the close of the Company’s next equity financing yielding gross proceeds of $2,000,000 in the aggregate. The number of shares issued at conversion will be obtained by dividing the total outstanding debt (principal plus accrued interest) by $0.50. Upon satisfaction of certain escrow conditions and upon the resulting release of the proceeds from these notes from the escrow account, each of the noteholders received a loan closing fee, paid in the form of restricted shares of the Company’s Common Stock, totaling an aggregate of 826,667 shares.

On May 1, 2006 the Company obtained an additional $15,000 unsecured convertible promissory note on the same terms as above. The note is due May 2, 2007. As a loan closing fee, a total of 40,000 restricted shares of the Company’s common stock were issued to the lender.

NOTE M - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the original issuance of the December 31, 2005 financial statements, management determined that the accounting for warrants issued in connection with certain convertible debt issuances (refer to Note F) was incorrect, in that a portion of the proceeds of the debt should have been allocated to the fair value of the warrants to the lenders and a third party.

Therefore, management has restated the carrying value of the notes by recording a discount equal to the fair value of the warrants issued to the lenders at the closing date and recognizing additional paid in capital. The discount will be amortized into interest expense over the term of the notes. Further, management has recognized loan fees and additional paid in capital equal to the fair value of the warrants issued to the third party. The fees will be amortized over the term of the related loans.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE M - RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The warrants were valued using the Black-Scholes option valuation model with a resulting allocation of the aggregate proceeds from the notes attributed to the warrants of $91,084 and loan fees of $10,278. The following assumptions were utilized to value the warrants; current fair value of common stock of $0.50; exercise per share of $0.87; expected life of 5 years; expected volatility of 150%; a risk free rate of return of 4.5%; and an expected yield of 0.0%.

All of the above noted transactions occurred subsequent to April 1, 2005; therefore, the Unaudited Condensed Consolidated Statement of Losses and Unaudited Condensed Consolidated Statement of Cash Flows for the Quarter ending March 31, 2005 were unaffected by the respective restatement as of December 31, 2005.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

This 10−QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and “Updates to Risk Factors” below.

The following discussion of our financial condition and results of operations as of March 31, 2006 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “FIIC,” “we,” “us,” and “our” refer to FIIC, Inc. and FIIC Holdings, Inc.

Cautionary Note About Forward-Looking Statements

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking. For example, our forward-looking statements may include statements regarding:

•	the possible effect of inflation, changes in interest rates and other economic changes on our costs, including the possible effect of future changes in operating costs and capital expenditures;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	this being a start−up situation, the timing of cash requirements, our ability to fund our proposed working capital requirements and the expected projected profitability;

•	our ability to protect our intellectual property, including maintaining our exclusive license to use the FIIC Underwriting Data and Standards;

•	our ability to obtain all necessary government certifications and/or licenses to conduct our insurance business, and the cost of complying with current and future governmental regulations;

•	market acceptance of our products and services;

•	the accuracy of our underwriting model;

•	variations in quarterly operating results;

•	the depth and liquidity of the market for our common stock;

•	the timing and size of any future offerings of our securities; and

•	general economic and other national conditions.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business,” in our Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 12, 2006, and “Updates to Risk Factors,” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

Overview

Since our incorporation in January 2005, we have generated no revenue and have had only start−up operations. Upon receipt of the necessary governmental approvals and licenses and establishment of its planned insurance subsidiaries, we plan to introduce an insurance product to insure third−party investors in new and existing businesses which meet its underwriting criteria. These planned insurance subsidiaries include: FIIC Risk Retention Group (“FIIC RRG”), to underwrite and issue insurance policies; Federated Insurance Captive, an agency captive insurance company providing reinsurance (“FIC”); and Federated Group Agency (“FGA”), a master group agency providing operational services. We anticipate receipt of the necessary licenses from the Washington, D.C. Department of Insurance and Securities Regulation (“D.C. DISR”) and from one state, likely Ohio, by the end of 2006; receipt of such licenses has been delayed due to limited cash flow, the time and expense needed to complete the Merger and subsequent restatement of our financial statements as of December 31, 2005. Until such time, all start−up costs, such as the reserve requirements and initial working capital for establishment of these entities, any operational expenses, and other requirements will be funded by a combination of debt and equity financing.

Plan of Operation

Since our inception, we have dedicated our efforts to implementation of a start−up plan intended to secure the financing, governmental approvals, and management team necessary for launch of our planned insurance operations. The key components of this plan are the execution of a license arrangement for use of the FIIC Database Content and Technology upon which FIIC's underwriting and marketing functions will rely, completion of a merger with a public company, the completion of a bridge financing and private placement, and the formation and licensing of FIIC's planned insurance subsidiaries. Our management believes that upon successful completion of these steps, we will be able to launch our insurance operations. Our management currently believes we will be able to complete these steps by the end of 2006, enabling us to generate initial revenues during the fourth quarter of 2006 or first quarter of 2007. However, there are many factors that may influence our ability to achieve this timeline, as discussed in detail in the “Risk Factors” included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and the “Updates to Risk Factors” below.

Start−Up Plan

Licensing of FIIC Database Content and Technology

On March 17, 2005, FIIC entered into a Database Access and Content License, Hosting and Support Agreement with FIIC Research and Development, LLC (“FIIC LLC”); the parties amended this agreement on November 7, 2005, in relation to the receipt of certain bridge financing from Oceanus Value Fund, L.P. (the “Bridge Financing”). FIIC LLC has developed the FIIC Database Content and Technology, including an extensive database of insurance underwriting data and standards for use in connection with insurance policies that insure investors against the risk of the loss of capital in certain business entities, specially−designed supporting software applications, and technology and database−specific workflow definitions, decision processes and models for managing such applications and utilizing the database and its contents. The license agreement provides us an exclusive and perpetual license to access and use the FIIC Database Content and Technology to obtain the underwriting data, standards and other information for the purpose of underwriting its Investor Protection policies. We also has the right to grant nonexclusive sublicenses to third parties involved in underwriting Investor Protection policies, while FIIC LLC is obligated to continue to host, maintain and augment the FIIC Database Content and Technology. In consideration for the license, FIIC issued to FIIC LLC 9,792,000 shares of its common stock and 5− year warrants to purchase 1,808,307 shares of its common stock at an exercise price of $0.87 per share. In addition, we owe FIIC LLC $72,218, which was expensed on March 31, 2006.

Merger with a Public Company

The completion of the merger with Nicklebys.com, Inc. on February 28, 2006 satisfied the second aspect of FIIC's start−up plan. Our management believed that becoming a public company would afford increased market liquidity and enhanced access to the capital markets, allowing us to better manage and satisfy our significant funding requirements during the start−up and initial operational period. Further, management believes that status as a public company will provide the means to use securities of a publicly−traded company to make further acquisitions of assets or businesses in support of the intended long−term growth of our insurance business and will offer a competitive advantage when competing with other parties in the marketplace for such acquisitions. In addition, becoming a public company has provided use with increased visibility in the financial and insurance communities within a short timeframe and will create a satisfactory level of transparency for its initial investors and customers. Although the merger cost FIIC approximately $367,000 in legal, accounting and other related expenses beyond the merger consideration itself, including all closing costs, our management believes that we have had greater access to funding sources for its start−up activities based on the plan, and execution of that plan, to become a public company, including the Bridge Financing, and will continue to reap the benefits in the near future.

Bridge Financing and Private Placement

We engaged in a Bridge Financing and planned a Private Placement, as described below, to provide the initial funds necessary to establish the working capital reserves with the D.C. DISR in conjunction with the formation and licensing of our planned insurance entities. Although we received funding from the Bridge Financing, we have ultimately not relied on this transaction to fund our operational activities as originally anticipated. However, we continue to anticipate receipt of significant funding from the planned Private Placement. As of March 31, 2006, we estimate that the Bridge Financing cost us approximately $239,500 in legal, accounting, consulting and other related fees and expenses. In addition, we anticipate that the Private Placement will cost it approximately $400,000 in such expenses and commissions.

Bridge Financing

In August 2005, FIIC, Inc. entered a consulting agreement with Bridgewater Capital Corporation (“Bridgewater”) for general business advisory and consulting services, including assisting FIIC, Inc. to locate and secure bridge financing. Subsequently, Bridgewater introduced FIIC, Inc. to Oceanus Value Fund, L.P. (“Oceanus”) and assisted in bridge financing negotiations. In November 2005, FIIC, Inc. executed a note purchase agreement with Oceanus under which it issued a $350,000 Senior Secured Promissory Note bearing annual interest at 12%. On February 28, 2006, concurrent with the closing of the Merger, we entered into a securities purchase agreement with Oceanus, pursuant to which we issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% and a warrant to purchase 890,995 shares of the Registrant’s common stock, in exchange for the senior secured note previously issued to FIIC, Inc. in November 2005. We refer collectively to the issuance of these notes and warrants as the Bridge Financing. Immediately subsequent to execution of the securities purchase agreement and the issuance of the senior secured convertible note in February 2006, the parties also executed an amendment to the securities purchase agreement, extending the term of the convertible note, providing for partial repayment of the note and releasing certain pledge agreements entered into in support of the note. The other terms and conditions of the note and the security and guaranty associated with it are described in greater detail in our Current Report on Form 8-K/A filed on June 6, 2006 with the SEC. As of March 31, 2006, we owed Oceanus $3,500 for a legal fee associated with the amendment of the Bridge Financing, along with accrued interest on the note to date. The principal balance of $92,000 on the amended note is due and payable on the earlier of May 29, 2006 or our receipt of equity or debt financing in excess of $500,000. As of May 30, 2006, this note is in default; please see Item 3 below.

Private Placement

As previously described in our Current Report on Form 8-K/A filed on June 6, 2006 with the SEC, the Company has engaged a placement agent in connection with a planned private placement (the “Private Placement”) of its common stock. Although originally intended to be conducted concurrent with the Merger process, to date we have not yet launched the Private Placement due to ongoing negotiations with the Placement Agent and timing issues arising from our restatement. We anticipate that the net proceeds from the Private Placement will be used to repay outstanding short-term debt and to fund the working capital reserve account required to obtain a license from the Washington, D.C. Department of Insurance and Securities Regulation, in support of our planned application to establish a Risk Retention Group, or RRG. We must successfully establish an RRG and obtain a license for the RRG before launching our insurance operations. Any funds received beyond those needed to repay debt and fund the regulatory working capital reserve will be used for general corporate purposes, including working capital, marketing and expanding our technical employee base.

THIS QUARTERLY REPORT IS NOT AN OFFER OF SECURITIES FOR SALE. ANY SECURITIES SOLD IN THE PRIVATE PLACEMENT WILL NOT BE REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES UNLESS REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR PURSUANT TO AN EXEMPTION FROM SUCH REGISTRATION.

Establishment and Licensing of Insurance Subsidiaries

Our revenue model primarily depends on its use and management of the FIIC Underwriting Data and Standards, as licensed from FIIC LLC, in support of the sale of Investor Protection insurance policies through FIIC RRG, with reinsurance and operational support provided by FIC and FGA, respectively. However, we are unable to launch our planned insurance operations and therefore cannot generate any operational revenues until these insurance entities are formed and licensed as required by the D.C. DISR. The key items required to complete this stage of FIIC's start−up plan are the completion and submission of the licensing application and the funding of the required working capital reserves. We are in the process of preparing the application for the establishment and licensing of the three entities, pending receipt of the funding necessary for the actuarial feasibility study required by the application. Further, the D.C. DISR requires a company to maintain one dollar in working capital on reserve for every $2.00 of insurance premium to be written prior to the establishment and licensing of a RRG. In support of FIIC RRG, FIIC will provide an initial reserve of $100,000 cash and an additional $400,000 pursuant to a FIIC, Inc. Surplus Note to satisfy the funding requirements. In support of FIC, FIIC will provide an initial reserve of $100,000 cash and an additional $300,000 pursuant to a FIIC, Inc. Surplus Note to satisfy the funding requirements. It is estimated that each Surplus Note would be repaid over a five−year period subject to the approval of the D.C. DISR. FIIC anticipates use of a significant portion of the Private Placement net proceeds towards the required actuarial feasibility study, and does not anticipate filing the completed application until FIIC has the necessary capital to fund the required reserves. Once the application is filed, we expect the operating structure for the three new insurance entities to be formally established and licensed within 90 days, including the licensing of FIIC RRG and FIC in the District of Columbia and at least one state, likely Ohio.

Capital Resources and Liquidity

To date, we have primarily obtained financing for our Merger and other aspects of the Plan of Operation presented above via debt financing. As of March 31, 2006, we owe $39,000 in principal under demand notes from certain stockholders and another $792,000 in principal under convertible notes, as compared to $0 as of March 31, 2005. Subsequently, we have obtained another $325,000 in convertible debt financing, a portion of which came from existing stockholders. We anticipate that additional funds will become available to FIIC in subsequent debt financings and through the planned Private Placement, to fund our planned launch and growth of operations over the coming twelve months.

As of March 31, 2006, we had cash and cash equivalents of $937 and current liabilities of $1,221,082 as compared to cash and cash equivalents of $273 and current liabilities of $147,500 as of March 31, 2005. As of March 31, 2006, we had an accumulated operating deficit of $2,672,284, an increase of 7,380% from the accumulated operating deficit of $35,727 as of March 31, 2005. This deficit has continued to increase in the subsequent months.

Use of Available Funds

We believe that upon the successful completion of the Private Placement, our current capital resources will be sufficient to cover all startup costs, reserve requirements and operating expenses for twelve months, including the anticipated initial six months of its insurance operations. FIIC currently anticipates allocating its capital resources as follows:

Debt Repayment

To the extent possible, FIIC is deferring debt repayment until receipt of net proceeds from the planned Private Placement. To the extent some amount of principal or interest is to be paid, we are relying on the net proceeds from our recent convertible note issuances. Our management believes that a majority, if not all, of our other currently outstanding convertible notes as of March 31, 2006, in the aggregate principal amount of $792,000 will convert into equity upon maturity and thus not require repayment; if such conversion were to occur we would issue over time at least 1,753,538 shares of our common stock, not including any shares issuable upon conversion of accrued interest.

As of March 31, 2006, accrued interest expense related to outstanding debt was $42,273, an increase from $0 as of March 31, 2005.

Entity Financing

As noted above, we intend to fund the working capital reserves of FIIC RRG and FIC in the amounts of $500,000 and $400,000, respectively, from the net proceeds of the Private Placement. FIIC does not anticipate receiving repayment on the FIIC, Inc. Surplus Notes pursuant to which a portion of such reserve funding will be provided until these insurance entities are operational for at least one year. In addition, FIIC intends to provide FIIC RRG and FIC each with approximately $50,000 for formation and associated initial start−ups costs. FIIC also intends to provide FGA with initial working capital of $529,500, to fund its services in support of FIIC RRG and FIC, including regulatory reporting, backroom operations, underwriting, claims and accounting. The management agreement between FGA and each of the other insurance entities will detail which vendors and suppliers will be responsible for reinsurance support, legal services, accounting services, actuarial support, and other services beyond the abilities of FGA's own personnel. FIIC anticipates that FGA's operational expenses for the first six months of its management agreement with FIIC RRG and FIC will total approximately $270,000. Subject to this agreement, FIIC RRG and FIC will provide certain management fees to FGA for its services, but the initial grant of working capital will cover FGA's start−up costs and ensure its ability to meet its contractual obligations until such time as the insurance operations are fully functional.

Operating Expenses

Any funds received beyond those needed to repay debt, fund the regulatory working capital reserves and provide the insurance entities initial working capital will be used for FIIC's general corporate purposes, including initial product development, marketing and employee costs. Within the next twelve months, including the anticipated initial six months of its revenue−producing insurance operations, FIIC anticipates spending up to $113,000 on intellectual property rights and product development costs, including payment of the $72,000 owed to FIIC LLC under the license agreement for the FIIC Database Content and Technology, $12,000 on Dun & Bradstreet information fees, $7,000 on web services and support and $22,000 on the part−time employment of an information technology specialist. During this period, FIIC also anticipates incurring up to $197,000 in legal expenses relating to the launch of its operations and general corporate governance and $30,000 in audit−related expenses. FIIC also plans to spend up to $40,000 towards market development in the next twelve months, including designing and placing its advertising on−line and developing other sales tools. Other anticipated operating expenses during this initial period include payment of $96,000 in consulting fees, approximately $20,000 in overhead expenses such as copy, fax and phone charges and basic travel expenses, and additional funds, as available, towards reducing FIIC's accumulated deficit. There are no plans nor is there any necessity to purchase any significant equipment, beyond basic office computers and related technology.

Within the first six months of the launch of FIIC's insurance operations, FIIC will rely on its executive officers, supported by independent consultants, to fulfill all operational functions. FIIC does not anticipate hiring additional part−time or full−time employees until it approaches the operational benchmark of 100 policies sold, although FIIC may continue partial or occasional payment of the accrued consulting fees earlier if there are available, unallocated funds. FIIC anticipates initiating payment of executive salaries shortly after the planned insurance subsidiaries are established and fully licensed for operations and each individual executes an employment agreement.

For the three months ending March 31, 2006, our total operating expenses were $750,311, as compared to $35,727 for the period from inception through March 31, 2005. Operating expenses for the three months ending March 31, 2006, consisted of $749,687 of general and administrative expenses and $624 of depreciation. We anticipate that general and administrative expenses will continue to grow in coming periods as we establish our operating entities and launch our operations. During the period from inception through March 31, 2005, we incurred no other (non-operating) expenses, as compared to $897,133 of other expenses for the three months ending March 31, 2006. Acquisitions costs of $301,199 represented a significant portion of the other expenses for the period ending March 31, 2006; during that period net interest expense totaled $170,105 and our debt issuance costs totaled $425,829. We anticipate that we will continue to incur significant interest expense in relation to the notes currently outstanding, until such time as we repay the debt or convert the notes, where applicable under their terms, into equity securities of the Company.

Launch of Revenue−Producing Insurance Operations

Upon launch of its insurance operations, we anticipate generating revenues primarily from the sale of our Investor Protection insurance policies and secondarily from the collection of licensing fees from other insurance carriers pertaining to the rights to use all copyrighted and protected intellectual property developed by or licensed to FIIC, including for educational, scientific, data mining or new business purposes. In the initial six months of our insurance operations, FIIC projects issuing 17 policies at an average total investment per business of $250,000, generating an average premium of ten percent (10%) and thereby yielding $425,000 gross premiums revenue in this initial operational period. Based on FIIC's analysis of new business starts in the Ohio area, its initial target market, FIIC believes that this level of performance represents a projected market penetration of about 0.23%. Further, FIIC will generate related revenues from its $50 fee per application, regardless of the number of resulting policies issued.

We anticipate 27 applications within it initial six months of operations, generating gross application fee revenues of approximately $1,350. FIIC anticipates that actual premium rates will range from 8 to 18 percent based on the risk group of the subject business per the FIIC Underwriting Data and Standards, and that eventually the application fee may also become variable. FIIC also believes that beginning in year two of its operations overall average premium rates may slightly decline, reflecting lower rates for renewals, the potential impact of competition, and any actual claims experiences. FIIC believes that it may be able to write up to 2,000 policies per year its initial target geographic markets, but continues to project revenues and expenses on a significantly more conservative basis, since it is unknown how quickly the concept of the Investor Protection policy will penetrate the market and how swiftly competition may absorb some of the potential market.

Since the funds in the regulatory working capital reserves cannot be used to fund operations, we may also need additional capital to continue to adequately grow its business post−launch of its insurance operations. The amount of additional capital we may need to raise through public or private equity or debt financings over the next few years will depend on many factors, including:

•	market acceptance and the growth rate of demand, if any, for FIIC's Investor Protection policies;

•	the lead time required to execute and generate a revenue stream from customer contracts;

•	changes in the size of the required working capital reserve or other regulatory requirements;

•	availability of opportunities for strategic acquisition of other companies with technology, resources, customers or know−how that will further the growth of the FIIC's insurance business; and

•	the accuracy of FIIC's projections regarding its operating costs, including the costs of regulatory compliance, personnel, legal and accounting costs and the cost of funds.

We cannot be certain that additional sources of liquidity will be available when needed in the future and that our actual cash requirements will not be greater than anticipated. If financing is not available when needed on favorable terms, we will evaluate whether to scale back further development of FIIC's insurance products and services, to limit our marketing activities, to sell some or all of our technology, intellectual property or assets, to merge with another entity, or to terminate our operations.

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance sheet arrangements.

Employees

As of March 31, 2006, the efforts of FIIC's named executive officers, directors and key personnel have been primarily for no, nominal and/or deferred compensation. Prior to February 7, 2006, FIIC had not entered any employment or other long−term compensation agreements with its executive officers or other key personnel. FIIC intends to enter formal employment agreements with all of its executive officers and key personnel as the company seeks to license and launch its insurance operations. However, on February 7, 2006, FIIC executed a written consulting agreement with Jim France documenting his consulting arrangement and confirming the continuance of such arrangement until such time as FIIC has sufficient funds to formalize the terms of and execute an employment agreement with Mr. France. FIIC anticipates that the terms of all of its employment agreements with its officers will provide for cash and equity compensation an appropriate level for a start−up company, but also recognize the professional experience and forms of expertise each individual brings to FIIC's business. FIIC also anticipates that its employment agreements will include provisions setting forth any severance arrangements, as well as confidentiality and non−competition clauses.

Recent Accounting Pronouncements

We have adopted all relevant recently issued accounting pronouncements; for additional details see the notes to our unaudited condensed consolidated financial statements under Item 1. The adoption of the accounting pronouncements is not anticipated to have a material effect on our operations.

Updates to Risk Factors

Any investment in the Company’s common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in the Company’s Annual Report on Form 10-KSB, as filed April 12, 2006, before engaging in transactions in the Company’s common stock. The Company’s business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of the Company’s common stock could decline due to any of these risks, and an investor may lose all or part of his investment.

Some of these factors have affected the Company’s financial condition and operating results in the past or are currently affecting the Company. This Quarterly Report on Form 10-QSB also contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by the Company described below and in the Annual Report on Form 10-KSB. With respect to this discussion, the terms “FIIC,” “the Company,” “we,” and “our” refer to FIIC Holdings, Inc. and its wholly-owned subsidiary FIIC, Inc.

Risks Related to Our Operations

FIIC has no operating history, expects to initially incur losses and cannot assure you that it will achieve profitability.

We have not yet launched our insurance operations and thus we have not generated any revenues from sales of Investor Protection or other insurance policies, or sublicenses of the FIIC Database Content and Technology. FIIC has incurred significant expense to obtain an exclusive, perpetual license and hosting and support agreement allowing use and providing for maintenance of the FIIC Database Content and Technology, including the FIIC Underwriting Data and Standards. FIIC continues to incur substantial costs to establish its insurance subsidiaries and to gain all necessary governmental licenses and certifications to conduct our insurance business. We expect that our expenses will continue to increase as we launch our insurance products and services, due to increased marketing expenses as we seek to develop customer relationships and maintain existing relationships with our business and technology resources. We also anticipate that we will incur costs to establish and/or improve our financial and disclosure controls, expand and train our workforce and to maintain regulatory compliance as our insurance underwriting grows.

As of March 31, 2006, we had an accumulated deficit of approximately $2,672,284. We expect to continue to incur losses over at least the next year, and the amount of future losses is uncertain. Our ability to generate revenue and become profitable will depend on obtaining and maintaining regulatory approvals in the U.S., achieving market acceptance for our Investor Protection policies and related services and successfully executing our business plan. Sales of the Investor Protection policies cannot begin until FIIC receives all necessary regulatory approvals. If FIIC fails to generate significant revenues from commercial sales, fails to obtain necessary regulatory approvals, or if revenues fail to grow at a pace rapid enough to offset anticipated increases in expenses, it may never achieve profitability.

Any change in FIIC’s relationship with the exclusive licensor of the FIIC Database Content and Technology, which FIIC will use to sell and underwrite its policies, could prevent FIIC from accurately assessing potential insureds’ risk profiles when issuing policies and from writing policies in a timely manner, thereby reducing its future revenues or increasing its costs.

We rely on a Database Access Content License, Hosting and Support Agreement with FIIC LLC to access the FIIC Underwriting Data and Standards used to underwrite our Investor Protection policies. Under this agreement, we have exclusive, perpetual, worldwide rights to access the FIIC Database Content and Technology via FIIC LLC’s proprietary technology and to use it to underwrite and sell Investor Protection policies. However, these exclusive rights may be terminate or may be terminated if we breach the terms of the license agreements and fail to cure the breach.

Our reliance on this license subjects us to various risks that could harm our business, including:

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

Disruption or termination of our agreement with FIIC LLC could delay or suspend our overall efforts to create a market for our Investor Protection policies. The loss of the license or FIIC LLC’s failure to maintain the licensed technology and data could require us to cease providing products or services using such licensed technology, which would likely result in a significant loss of revenue for our business. The total licensing fee of $109,792 was expensed as of March 31, 2006; $72,218 of the balance remains payable as of March 31, 2006.

Risks Relating to Regulatory Requirements

FIIC’s planned insurance subsidiaries all require certain licensing and/or certifications from certain government agencies, without which they will be unable to operate and unable to generate revenues.

FIIC cannot assure you that it will be able to obtain the regulatory approvals necessary for the establishment and operation of its planned insurance subsidiaries on a timely basis, if at all. Any delays in receipt or failure to receive such clearances or approvals, the loss or impairment of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, prospects, financial condition and results of operations. We cannot assure you that we will be able to maintain compliance with all regulatory requirements over time. Changes in existing laws, regulations or policies and the adoption of new laws, regulations or policies could prevent us from, or could affect the timing of, achieving compliance with regulatory requirements, including current and future regulatory approvals, where necessary.

FIIC may be subject to increased regulation regarding the use of personal information received from investors.

Use of certain data collected from investors may be subject to regulation by various federal, state and local regulatory authorities. Compliance with existing federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may increasingly affect FIIC’s operations, including the sharing of such information with FIIC LLC pursuant to the license agreement for maintenance of the FIIC Database Content and Technology, and could result in substantial expense for regulatory compliance, limitations on access to important information, litigation expense and a loss of revenue. Furthermore, investors may become less willing to provide personal information over time as other companies’ failures to adequately protect customer personal information become publicized.

If FIIC fails to maintain effective internal controls over financial reporting, it may be subject to litigation and/or costly remediation and the price of its common stock may be adversely affected.

As a private company, FIIC, Inc. did not previously have to report on its disclosure controls and procedures or its internal controls over financial reporting, and as a developing company is only in the process of implementing formal procedures intended to satisfy the requirements of Section 404 and other related provisions of the Sarbanes-Oxley Act of 2002. However, beginning with our fiscal year ending December 31, 2007, we will have to fully comply with these requirements. Failure to establish the required controls or procedures, or any failure of those controls or procedures once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Upon review of the required internal controls over financial reporting and disclosure controls and procedures, our management and/or our auditors may identify material weaknesses and/or significant deficiencies that need to be addressed. Any actual or perceived weaknesses or conditions that need to be addressed in our internal controls over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting could have an adverse impact on the price of our common stock and may lead to claims against us.

Risks Related to FIIC’s Capital Structure

FIIC’s capital needs are uncertain and FIIC will likely need to raise additional funds, which may not be available on favorable terms, if at all, thereby potentially disrupting the initial growth of FIIC’s insurance business and the FIIC’s ability to generate revenue.

FIIC believes that it will have sufficient cash and cash equivalents to meet projected operating requirements for approximately the next 12 months upon completion of the planned Private Placement. However, if we do not complete the Private Placement within the third quarter, or fail to raise the net proceeds sought, we will need to seek additional funds from public and private stock offerings, borrowings under credit lines or other sources because, pursuant to district and federal insurance law, the Washington, D.C. Department of Insurance and Securities Regulation (“D.C. DISR”), requires a company to maintain one dollar in working capital on reserve for every $2.00 of insurance premium to be written prior to the establishment and licensing of a risk retention group, or RRG. FIIC is in the process of preparing an application for the establishment and licensing of an RRG for submission to the D.C. DISR, pending the funding of a required actuarial feasibility study and the necessary working capital reserve. We anticipate filing of the complete application during the late third or early fourth quarter of 2006. If FIIC is unable to fund or successfully complete the required study or the minimum working capital reserve, then it will be unable to launch its operations. Since the funds in the working capital reserve cannot be used to fund operations, FIIC may also need additional capital to continue to grow its business in keeping with market demand if early product sales are steady.

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

We cannot be certain that additional sources of liquidity will be available when needed in the future and that our actual cash requirements will not be greater than anticipated. If FIIC requires additional capital at a time when investment in insurance companies or in the financial services market in general is limited due to the then prevailing market or other conditions, FIIC may not be able to raise such funds at the time that it desires or any time thereafter. If we are unable to obtain this financing on terms favorable to us, we may be unable to execute our long-term business plan and may be required to scale back further development of our insurance products and services, to limit our marketing activities, to sell some or all of our technology, intellectual property or assets, to merge with another entity, or terminate our operations.

If FIIC is unable to meet its obligations resulting from the Bridge Financing, certain relationships key to the potential success of FIIC’s business could be disrupted.

As a result of the Bridge Financing, as defined and discussed in detail under “Bridge Financing and Private Placement” under Item 2 herein, Oceanus holds a senior secured convertible promissory note convertible into shares of our common stock at any time (the “Oceanus Note”), including accrued and unpaid interest, and a warrant to purchase additional shares of our common stock. Immediately subsequent to execution of the securities purchase agreement and the Oceanus note, the parties executed an amendment to the securities purchase agreement, extending the term of the Oceanus Note, providing for partial repayment of the Oceanus Note and releasing certain pledge agreements entered into in support of the Oceanus Note. We are currently in default on the Oceanus Note. A legal fee of $3,500 associated with the February 28, 2006 amendment, and accrued interest through February 28, 2006 was due and payable immediately, yet to date those amounts have not been paid. Further, the principal balance of $92,000 due on the amended Oceanus Note was due and payable on the earlier of May 29, 2006 or our receipt of equity or debt financing in excess of $500,000. As we have not paid the pending principal, fees or interest due, we are currently in default under the terms of the amended Oceanus Note.

In support of the Oceanus Note, we executed a security agreement in favor of the noteholder, pledging all of our existing and hereafter acquired assets, including our license for the FIIC Database Content and Technology, as security for the Oceanus Note, and FIIC, Inc. also provided a subsidiary guaranty. In addition, our Chief Executive Officer, President and director has executed a pledge agreement guarantying our obligations under the convertible note with an aggregate 571,000 shares of his common stock. Because we have not fulfilled our payment obligations under the convertible note, if the noteholder chooses not to convert the Oceanus Note to alternatively satisfy such obligations, under the pledge agreements the noteholder would be entitled to the pledged shares. Although the noteholder could not obtain control of the Company upon receipt of the pledged shares and exercise of our warrant to purchase common stock, the noteholder would obtain a more significant stake in FIIC, ranging from approximately 8.25% on a fully diluted basis up to 10.08% on an undiluted basis. Further, upon enforcement of the pledge agreement, Mr. France would lose all of his current holdings of common stock in our FIIC, and thus may be less likely to exercise his outstanding warrants to re-establish an ownership position and/or may be less inclined to serve in leadership positions.

Finally, if the noteholder seeks to exert control over the rights to the FIIC Database Content and Technology on which our business model relies, the noteholder could disrupt our business to the detriment of our results of operations and the other stockholders of FIIC.

Item 3.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-QSB, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer concluded that as of the end of the period covered by the report on Form 10-QSB, our disclosure controls and procedures are effective in timely alerting them to material information relating to FIIC Holdings, Inc. required to be included in our Exchange Act filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting for that period.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The Registrant did not make any other sales of unregistered securities of the Registrant during the three-months ended March 31, 2006, other than as previously reported in our Current Report on Form 8-K filed with the SEC on March 6, 2006, as amended; our Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on April 12, 2006; and our Current Report on Form 8-K filed with the SEC on May 5, 2006, and as stated below.

As previously reported on a Current Report on Form 8-K filed with the SEC on May 5, 2006, the Registrant received funding and became obligated under a series of Convertible Promissory Notes (the “Notes”) on May 1, 2006, bearing simple interest at 8% per annum, the principal and any accrued interest of which is due and payable on or before May 2, 2007. The Registrant initially received and reported an aggregate of $310,000 in proceeds (“Proceeds”) from the Notes, but ultimately received $325,000 of such proceeds. The additional $15,000 Note, as with the previously reported Notes, the entire amount of outstanding principal and accrued interest are convertible at any time at the option of the Holder into restricted shares of the Registrant’s Common Stock at a rate of $0.50 per share. However, the Notes automatically convert into restricted shares of the Registrant’s Common Stock at the close of the Registrant’s next round of equity financing yielding gross proceeds of at least $2,000,000. Upon any conversion, the Notes will cease to represent a debt, and will instead signify only that the Holder has a right to receive certificates evidencing the Common Stock to which the Holder is entitled.

In conjunction with the Notes, each of the Holders became entitled to a loan closing fee, to be paid in the form of restricted shares of the Registrant’s Common Stock, par value $0.001 per share, totaling an aggregate of 866,667 shares. As the escrow originally applicable to such Notes was only released on May 9, 2006, these shares have not yet been certificated but are deemed issued and outstanding by the Registrant as of May 9, 2006.

The Registrant issued the Notes, and anticipates issuing the Common Stock related to the loan closing fee, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each Holder executed a detailed subscription agreement to the Registrant representing, among other things, that (1) he is an accredited investor within the meaning of Regulation D, promulgated under the Securities Act; (2) he is aware of the risks of the investment; and (3) the Notes were not offered or issued as part of any public offering. No underwriters participated in this transaction.

Item 3.   Defaults Upon Senior Securities

As previously reported on a Current Report on Form 8-K/A filed with the SEC on June 6, 2006, and as discussed under Item 2, “Bridge Financing and Private Placement” above, the Registrant entered into a securities purchase agreement with Oceanus Value Fund, L.P. (“Oceanus”), pursuant to which we issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% (the “Oceanus Note”) and a warrant to purchase 890,995 shares of the Registrant’s common stock (the “Oceanus Warrant”). Immediately subsequent to execution of the securities purchase agreement and the issuance of the Oceanus Note, the parties executed an amendment to the securities purchase agreement, extending the term of the Oceanus Note, providing for partial repayment of the Oceanus Note and releasing certain pledge agreements entered into in support of the Oceanus Note. A legal fee of $3,500 associated with the amendment, and accrued interest through February 28, 2006 was due and payable immediately, yet to date those amounts have not been paid. Further, the principal balance of $92,000 due on the amended Oceanus Note was due and payable on the earlier of May 29, 2006 or the Registrant’s receipt of equity or debt financing in excess of $500,000. As the Registrant has not paid the pending principal, fees or interest due, it is currently in default under the terms of the amended Oceanus Note. The Registrant is in negotiations with Oceanus to extend or otherwise restructure the terms of the Oceanus Note.

II-1

Item 4.   Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended March 31, 2006, other than as previously reported in our Current Report on Form 8-K filed with the SEC on March 6, 2006, as amended June 6, 2006, and our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on April 12, 2006, in relation to the merger of Nicklebys Acquisition Corp., a wholly-owned subsidiary of Nicklebys.com, Inc., with and into FIIC, Inc., a related reverse stock split and option plan assumption, and the subsequent reincorporation and name change of Nicklebys.com, Inc. to FIIC Holdings, Inc.

Item 5.   Other Information.

The Registrant previously reported in its Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 12, 2006, that the Registrant executed a consulting agreement with Mirador Consulting, Inc. (“Mirador”) on April 6, 2006 (the “Mirador Agreement”). The Mirador Agreement’s terms originally included an allocation of equity compensation that the Registrant’s Board of Directors desired to alter at the time of its review of the Mirador Agreement for ratification. Under the revised and ratified agreement, Mirador will receive 125,000 shares of the Company in the first six (6) months of the agreement and 125,000 shares of the Company in the second six (6) months. The first 125,000 shares owed to Mirador have not yet been certificated but are deemed issued and outstanding by the Registrant as of April, 19 2006.

In addition, the Registrant’s predecessor FIIC, Inc. had provided Nicklebys.com, Inc. approximately $87,000 for the satisfaction of Nicklebys.com’s pre-Merger liabilities, and had agreed to cover approximately an additional $13,000 of closing costs arising from Nicklebys.com, Inc. post-Merger. The additional post-Merger costs remain due and payable as of June 15, 2006.

Additionally, on April 10, 2006 the Registrant entered into corporate services agreement with Metropolis Public Relations (“Metropolis”), whereby Metropolis will provide corporate press release writing, public relations, corporate communications and media services in exchange for a monthly service fee of $1,250.

On May 15, 2006, the Registrant entered into a Hosted Services Agreement with Fair Isaac Corporation for use of the LiquidCredit Service: decision engine for Small Business software at a monthly minimum fee totaling $6,480 per year.  The licensed software, when used in conjunction with the FIIC Database Content and Technology, will enable the Registrant to conduct a background check for each applicant, resulting in receipt of a personal and business credit score and an indication of any prior bankruptcy status. The Registrant must initiate the process of screening applicants prior to filing its application for licensing with the Washington, D.C. Department of Insurance and Securities Regulation (the "D.C. DISR"). The service agreement is for a one year term, and automatically renewable for additional one year periods in the absence of 60 days’ prior termination notice.

On May 31, 2006, the Registrant engaged Rector & Associates, Inc., an insurance regulatory consulting firm ("Rector"), in conjunction with CAB Consulting Services, LTD. ("CAB"), to assist in the preparation of the feasibility study required for establishing and licensing FIIC RRG in Washington, D.C. The Registrant has provided Rector with a $30,000 refundable retainer to be applied to the fees of Rector and/or CAB. The study will require at least 6 weeks to complete.

Item 6.   Exhibits.

(a) Exhibits.

Exhibit	Item
10.1	Hosted Services Agreement with Fair Isaac Corporation dated May 15, 2006
10.2	Letter Agreement with Rector & Associates, Inc. dated May 31, 2006
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

II-2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIIC HOLDINGS, INC.

Date: June 21, 2006	By:	/s/ James W. France
James W. France President and Chief Executive Officer (Principal Executive Officer)

Date: June 21, 2006	By:	/s/ Wade L. Estep
Wade L. Estep Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
10.1	Hosted Services Agreement with Fair Isaac Corporation dated May 15, 2006
10.2	Letter Agreement with Rector & Associates, Inc. dated May 31, 2006
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002