Form 10QSB
period 2006-06-30
FIIC HOLDINGS
filed 2006-08-08
CIK 1077720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes  ☒  No ☐

As of August 4, 2006, there were 14,985,591 shares issued and outstanding of the registrant’s common stock.

Transitional Small Business Disclosure Format:
Yes ☐  No ☒

INDEX

Page
PART I.	FINANCIAL INFORMATION	F-1

Item 1.	Condensed Consolidated Financial Statements	F-1

	Balance Sheet as of June 30, 2006 (unaudited) and December 31, 2005 (restated)	F-1

Statement of Losses for the three and six months ended June 30, 2006 (unaudited), for the three months ended June 30, 2005, for the period from January 25, 2005 (Inception) to June 30, 2005 (restated), and for the period from January 25, 2005 (Inception) to June 30, 3006 (unaudited)
F-2

	Statement of Changes in Stockholders’ Equity for the period from January 25, 2005 (Inception) to June 30, 2006 (unaudited)	F-3

Statement of Cash Flows for the six months ended June 30, 2006 (unaudited), for the period from January 25, 2005 (Inception) to June 30, 2005 (restated), and for the period from March 18, 2005 (Inception) to June 30, 2006 (unaudited)
F-4

	Notes to Unaudited Condensed Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	2

Item 3.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	II-1

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	II-1

Item 3.	Defaults Upon Senior Securities	II-1

Item 4.	Submission of Matters to a Vote of Security Holders	II-1

Item 5.	Other Information	II-1

Item 6.	Exhibits	II-1

Signatures		II-2

PART I — FINANCIAL INFORMATION

 Item 1.   Financial Statements.

FIIC HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2006 (Unaudited)	December 31, 2005 (Restated- Note L)
ASSETS
Current assets:
Cash and cash equivalents	$693	$1,714
Prepaid expenses and deposits	46,994	-
Restricted cash	88,827	-
Total current assets	136,514	1,714

Property, plant and equipment, net of accumulated depreciation of $1,561	9,679	-

Other assets:
Restricted cash	-	258,000
Prepaid expenses	-	12,500
License agreement (Note D)	-	109,792
Loan fees, net of accumulated amortization of $351,006 and $141,859 at June 30, 2006 and December 31, 2005 respectively	632,605	297,607
Total other assets	632,605	677,899

Total assets	$778,798	$679,613

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$735,387	$551,617
Notes payable, bridge loan (Note E)	92,000	350,000
Notes payable-convertible (Note F)	876,536	125,994
Notes payable-related parties (Note G)	39,000	39,000
Total current liabilities	1,742,923	1,066,611

Commitments and contingencies (Note K)

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value: 3,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized; 14,985,591 and 10,843,377 shares issued and outstanding as of June 30, 2006 and December 31, 2005 respectively	14,985	10,843
Additional paid in capital	2,365,196	626,999
Deficit accumulated during development stage	(3,344,306)	(1,024,840
Total deficiency in stockholders' equity	(964,125)	(386,998
Total liabilities and deficiency in stockholders' equity	$778,798	$679,613

See accompanying footnotes to the unaudited condensed consolidated financial information.

FIIC HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,	For the period January 25, 2005 (date of inception) through June 30,	For the period January 25, 2005 (date of inception) through June 30,
	2006	2005	2006	2005	2006
		Restated - See Note L		Restated - See Note L

Operating expenses:
General and administrative	$348,147	$184,882	$1,097,834	$220,609	$1,936,190
Depreciation	937	-	1,561	-	1,561
Acquisition costs (Note B)	-	-	301,199	-	301,199
Total operating expenses	$349,084	$184,882	$1,400,594	$220,609	$2,238,950

Loss from operations	$(349,084)	$(184,882)	$(1,400,594)	$(220,609)	$(2,238,950)

Other expenses:
Debt issuance costs	208,095	-	633,924	-	775,783
Interest expense, net	114,844	-	284,949	789	329,572
Total other expenses	322,939	-	918,873	789	1,105,355

Net (loss) before provision for income taxes	(672,023)	(184,882)	(2,319,467)	(221,398)	(3,344,305)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(672,023)	$(184,882)	$(2,319,467)	$(221,398)	$(3,344,305)

Loss per common share (basic and assuming dilution)	$(0.05)	$(0.02)	$(0.17)	$(0.02)

Weighted average common shares outstanding (basic and diluted)	14,647,261	9,792,000	13,463,727	9,196,906

See the accompanying footnotes to the unaudited condensed consolidated financial information.

FIIC HOLDINGS, INC
A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 25, 2005 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
(Unaudited)

	Common Shares	Stock Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total Deficiency in Stockholders' Equity
Balance, January 25, 2005 (Date of Inception)	-	$-	$-	$-	$-
Common stock issued to founder in February, 2005 at $0.001 per share (par value)	1	-	1,000	-	1,000
Common stock issued in March, 2005 in exchange for licensing agreement at $0.001 per share (par value)	9,792,000	9,792	-	-	9,792
Common stock issued in September, 2005 for services rendered at $0.50 per share	400,000	400	199,600	-	200,000
Common stock issued in November, 2005 for debt issuance costs at $0.50 per share	651,376	651	325,037	-	325,688
Value attributed to 460,000 5 year warrants at $0.87 per share issued in October, 2005 as additional incentive to lender	-	-	91,084	-	91,084
Value attributed to 23,077 5 year warrants at $0.87 per share issued in December , 2005 as additional incentive to lender	-	-	10,278	-	10,278
Net loss-December 31, 2005	-	-	-	(1,024,840)	(1,024,840)
Balance, December 31, 2005 (Restated - Note L)	10,843,377	$10,843	$626,999	$(1,024,840)	$(386,998)
Common stock issued in January, 2006 for debt issuance costs at $0.50 per share	200,000	200	99,800	-	100,000
Common stock issued in February, 2006 at merger at $0.001 per share (par value)	1,198,547	1,199	-	-	1,199
Common stock issued in February, 2006 for services rendered at $0.50 per share	825,000	825	411,675	-	412,500
Common stock issued in February, 2006 for debt issuance costs at $0.50 per share	800,000	800	399,200	-	400,000
Beneficial conversion feature of convertible debentures	-	-	180,000	-	180,000
Value attributed to 35,000 5 year warrants at $0.87 per share issued in February, 2006 as debt issuance cost	-	-	15,589	-	15,589
Value attributed to 890,995 5 year warrants at $1.04 per share issued in February, 2006 as debt issuance cost	-	-	137,092	-	137,092
Common stock issued to founder in April, 2006 at $0.001 per share (par value)	127,000	127	-	-	127
Common issued in April, 2006 for services rendered at $0.50 per share	125,000	125	62,375	-	62,500
Common stock issued in May, 2006 for debt issuance costs at $0.50 per share	866,667	866	432,466	-	433,332
Net Loss	-	-	-	(2,319,466)	(2,319,466)
Balance-June 30, 2006 (Unaudited)	$14,985,591	$14,985	$2,365,196	$(3,344,306)	$(964,125)

See the accompanying footnotes to the unaudited condensed consolidated financial information.

FIIC HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2006	For the period January 25, 2005 (date of inception) Through June 30, 2005 (Restated - See Note L)	For the period January 25, 2005 (date of inception) Through June 30, 2006 (Restated-Note L)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,319,466)	$(221,398)	$(3,344,306)
Adjustments to reconcile net (loss) to cash used in operating activities:
Depreciation	1,561	-	1,561
Common stock issued for services rendered	475,127	1,000	676,127
Acquisition costs	301,199	-	301,199
Amortization of debt discount for convertible debentures and warrants	258,223	-	275,301
Amortization of debt issuance costs	598,324	-	740,183
(Increase) decrease in:
Prepaid expenses and deposits	75,298	(12,500)	62,798
Increase (decrease) in:
Due to related parties	-	-	104,977
Accounts payable and other accrued expenses	83,780	232,995	430,420
Net cash used in operations	(525,954)	97	(751,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from (payments for) restricted cash	169,173	-	(88,827)
Cash paid for acquisition	(200,000)	-	(200,000)
Acquisition of fixed assets	(11,240)	-	(11,240)
Net cash used in investing activities	(42,067)	-	(300,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related parties	-	-	39,000
Proceeds from notes payable, net of repayments	567,000	-	1,013,500
Net cash provided by financing activities	567,000	-	1,052,500

Increase (decrease) in cash and cash equivalents	(1,021)	97	(61,934)
Cash and cash equivalents beginning of the period	1,714	-	-
Cash and cash equivalents end of the period	$693	$97	$693

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$-
Non-cash financing and investing activities:
Common stock issued in exchange for services	$475,127	$1,000	$613,500
Shares issued for license fees	$-	$-	$9,792
Shares issued for debt issuance costs	$933,333	$-	$1,259,021
Beneficial conversion feature of convertible notes-warrants	$137,092		$228,176
Beneficial conversion feature of convertible notes	$180,000	$-	$180,000
Value of warrants issued for debt issuance costs	$15,589		$15,589
Acquisitions:
Common stock retained	$1,199	$-	$1,199
Assets acquired	-	-	-
Liabilities assumed	86,448	-	86,448
Expenses relating to acquisition	13,552		13,552
Cash paid	200,000	-	200,000
Total acquisition paid/acquisition cost	$301,199	$-	$301,199

See the accompanying footnotes to the unaudited condensed consolidated financial information.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six month period ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or for any other period. These unaudited condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2005, as restated, and the notes thereto, included in the Company’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on June 6, 2006.

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

To date the Company has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2006, the Company has accumulated losses of $3,344,306. Also, at June 30, 2006, its current liabilities exceeded current assets by $1,606,409.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2006
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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the six month period ended June 30, 2006 and 2005, respectively.

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
JUNE 30, 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company’s stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. The Company did not issue any stock options from January 25, 2005 (date of inception) through June 30, 2006.

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for the six month period ending June 30, 2006 was $0, net of tax effect.

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the six months ended June 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure:

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (continued)

From January 25, 2005 (date of inception) to June 30, 2005 (Restated - Note L)
Net loss attributable to common stockholders -as reported	$(221,398)
Add. Total stock based employee compensation expense as reported under intrinsic value method (APB No. 25)	-
Deduct Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-
Net loss -Pro Forma	$(221,398)
Net loss attributable to common stockholders - Pro forma	$(221,398)
Basic (and assuming dilution) loss per share -as reported	$(0.02)
Basic (and assuming dilution) loss per share - Pro forma	$(0.02)

Disclosure for the three and six month periods ended June 30, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

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
JUNE 30, 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (continued)

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

NOTE B - MERGER AND CORPORATE RESTRUCTURE

On July 19, 2005, FIIC, Inc., a Delaware corporation (“FIIC”), entered in to an Agreement and Plan of Merger (the “Agreement”) with Nicklebys.com, Inc., a publicly held Colorado corporation (“NBYS”), Nicklebys Acquisition Corp., a privately held Nevada corporation and wholly owned subsidiary of the Nicklebys.com, Inc. (the “Merger Sub”) and certain principal shareholders of NBYS.

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
JUNE 30, 2006
(UNAUDITED)

NOTE B - MERGER AND CORPORATE RESTRUCTURE (Continued)

Immediately prior to the Merger, NBYS effectuated a 1-for-2.00317 reverse stock split of its common stock. Additionally, immediately following the Merger, NBYS reincorporated from the State of Nevada to the State of Delaware and changed its corporate name from Nicklebys.com, Inc. to FIIC Holdings, Inc. FIIC Holdings, Inc. is the continuing public reporting company.

In connection with the merger, FIIC used the purchase method of accounting. Total cash consideration was $301,199, of which $200,000 was paid to NBYS shareholders, plus $86,448 was paid to NBYS to satisfy NBYS pre-merger liabilities. In addition, on June 16, 2006 the Company paid another $13,552 for additional post-closing costs associated with the Merger.

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

The total consideration paid was $301,199 and the significant components of the transaction are as follows:

Common stock retained	$1,199
Assets acquired	—
Liabilities assumed	86,448
Expenses relating to acquisition	13,552
Cash paid	200,000
Total consideration paid/acquisition cost	$301,199

In accordance with SOP 98-5, the Company expensed $301,199 as acquisition costs.

NOTE C - PROPERTY AND EQUIPMENT

Major classes of property and equipment at June 30, 2006 and December 31, 2005 consist of the followings:

	June 30, 2006	December 31, 2005 (Restated - Note L)
Computer equipment and furniture	$11,240	$—
Less: accumulated depreciation and amortization	(1,561)	—

Net property and equipment	$9,679	$—

Depreciation and amortization expense was $1,561 and $0 for the six months ended June 30, 2006 and 2005, respectively.

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

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2006
(UNAUDITED)
NOTE D - LICENSE AGREEMENT (continued)

In April 2006, the Company issued 127,000 shares to a current director and shareholder valued at $0.001 per share, to correct a mathematical error in the calculation of shares owed to this individual as a member of FIIC Research & Development LLC pursuant to the license agreement between that limited liability company and the Company executed in March 2005. The total licensing fee of $109,919 was expensed as of June 30, 2006; $62,895 of the balance remains payable as of June 30, 2006.

NOTE E - BRIDGE LOAN PAYABLE

A summary of bridge loan notes payable at June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005 (Restated - Note L)
Senior secured promissory note payable, exchangeable upon closing of merger for a senior secured convertible note	$—	$350,000
Senior secured convertible note payable, exchanged from senior secured promissory note after closing of merger in February 2006, the Company is currently in default for repayment of principal and accrued interest under the terms of the Note.	92,000	—
Total	92,000	350,000
Less: current portion	(92,000)	(350,000
Long term portion	$—	$—

On November 29, 2005, FIIC, Inc. engaged in a bridge financing transaction in which it issued a $350,000 senior secured promissory note, exchangeable upon the closing of the Merger for a senior secured convertible promissory note, convertible into the Company’s common stock at any time at a rate of $1.00 per share, including accrued and unpaid interest. On February 28, 2006, concurrent with the closing of the Merger, the Company entered into a securities purchase agreement, pursuant to which the Company issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% and a warrant to purchase 890,995 shares of the Registrant's common stock, in exchange for the senior secured note previously issued. In accordance with APB #14, the fair value attributed to the warrants was recorded to debt discount and additional paid-in capital. The respective portion was amortized with the repayment of $258,000 on February 28, 2006. Total debt discount was $137,092 with accumulated amortization of $137,092 at June 30, 2006.

At the time of the original bridge financing closing, $92,000 in fees was released for payment and the net proceeds of $258,000 were held in escrow until the closing of the merger. On February 28, 2006, immediately subsequent to execution of the securities purchase agreement and the issuance of the senior secured convertible promissory note in exchange for the prior note, the parties executed an amendment to the Securities Purchase Agreement, extending the term of the senior secured convertible note, providing for partial repayment of that note and releasing certain pledge agreements entered into in support of that note. As a result $258,000 was released from escrow and repaid to the lender, and the Company became obligated to pay an additional $3,500 legal fee to lender’s counsel and accrued interest to date on the loan. Under the terms of the amendment to the Securities Purchase Agreement executed in conjunction with the senior secured convertible promissory note, the remaining $92,000 and accrued interest was due May 29, 2006. This note is currently in default due to lack of payment of the amounts owed upon amendment and upon maturity; however, management is negotiating with lender for an additional extension. The balance outstanding was $92,000 and $350,000 at June 30, 2006 and December 31, 2005 respectively.

The value of warrants granted during the period ended March 31, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: warrant remaining life of 5 years, a risk free interest rate of 4.50%, a dividend yield of 0% and volatility of 150%.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2006
(UNAUDITED)

NOTE F - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005 (Restated - Note L)

Note payable accruing interest at 10% per annum, payable on October 7, 2006; conversion price of 0.50 per share; the Company issued 115,000 5 yr warrants at 0.87 per share as additional incentive	$50,000	$50,000
Debt discount - value attributed to warrants attached to notes, net of accumulated amortization of $17,078 and $5,693 at June 30, 2006 and December 31, 2005 respectively	(5,693)	(17,078)
Note payable-net	44,307	32,922

Note payable accruing interest at 10% per annum, payable on October 7, 2006; conversion price of 0.50 per share; the Company issued 115,000 5 yr warrants at 0.87 per share as additional incentive	50,000	50,000
Debt discount - value attributed to warrants attached to notes, net of accumulated amortization of $17,078 and $5,693 at June 30, 2006 and December 31, 2005 respectively	(5,693)	(17,078)

Note payable-net	44,307	32,922
Note payable accruing interest at 10% per annum, payable on October 31, 2006; conversion price of 0.50 per share; the Company issued 115,000 5 yr warrants at 0.87 per share as additional incentive	50,000	50,000

Debt discount - value attributed to warrants attached to notes, net of accumulated amortization of $15,181 and $3,795 at June 30, 2006 and December 31, 2005 respectively	(7,590)	(18,976)

Note payable-net	42,410	31,024

Note payable accruing interest at 10% per annum, payable on December 6, 2006; conversion price of 0.50 per share; the Company issued 115,000 5 yr warrants at 0.87 per share as additional incentive	50,000	50,000

Debt discount - value attributed to warrants attached to notes, net of accumulated amortization of $13,283 and $1,898 at June 30, 2006 and December 31, 2005 respectively	(9,488)	(20,873)

Note payable-net	40,512	29,127

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2006
(UNAUDITED)

NOTE F - CONVERTIBLE NOTES PAYABLE (continued)

	June 30, 2006	December 31, 2005 (Restated - Note L)
Note payable accruing interest at 8% per annum, payable on January 17, 2007; conversion price of 0.65 per share; as an additional incentive the Company issued 800,000 shares of common stock	300,000	—

Note payable accruing interest at 8% per annum, payable on February 24, 2007; conversion price of 0.25 per share; as additional incentive the Company issued 100,000 shares of common stock	100,000	—

Debt discount - beneficial conversion feature, net of accumulated amortization of $30,000 at June 30, 2006	(60,000)	—

Note payable-net	40,000	—

Note payable accruing interest at 8% per annum, payable on February 24, 2007; conversion price of 0.25 per share; as additional incentive the Company issued 100,000 shares of common stock	100,000	—

Debt discount - beneficial conversion feature, net of accumulated amortization of $30,000 at June 30, 2006	(60,000)	—

Note payable-net	40,000	—

Note payable accruing interest at 8% per annum, payable April 25, 2007; conversion price of 0.50 per share	25,000	___

Note payable accruing interest at 8% per annum, payable April 25, 2007; conversion price of 0.50 per share	25,000	___

Note payable accruing interest at 8% per annum, payable April 25, 2007; conversion price of 0.50 per share	15,000	___

Note payable accruing interest at 8% per annum, payable April 25, 2007; conversion price of 0.50 per share	50,000	___

Note payable accruing interest at 8% per annum, payable April 25, 2007; conversion price of 0.50 per share	50,000	___

Note payable accruing interest at 8% per annum, payable April 25, 2007; conversion price of 0.50 per share	25,000	___

Note payable accruing interest at 8% per annum, payable April 25, 2007; conversion price of 0.50 per share	50,000	___

Note payable accruing interest at 8% per annum, payable April 25, 2007; conversion price of 0.50 per share	70,000	___

Note payable accruing interest at 8% per annum, payable May 2, 2007; conversion price of 0.50 per share	15,000	___

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2006
(UNAUDITED)

NOTE F - CONVERTIBLE NOTES PAYABLE (continued)

	June 30, 2006	December 31, 2005 (Restated - Note L)

Total	876,536	125,994

Less: current portion	(876,536)	(125,994)

Long term portion	$—	$—

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

NOTE G - NOTES PAYABLE -RELATED PARTIES

A summary of promissory notes payable to related parties at June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005 (Restated - Note L)
Note payable to a shareholder, principal and interest note of $6,000 payable on December 31, 2005, extended to March 31, 2006; the Company is currently in default for repayment of this note, management is negotiating an additional extension	$12,000	$12,000

Note payable to a shareholder, principal and interest of $7,500, payable on December 31, 2005, extended to December 31, 2006: management is negotiating an additional extension	15,000	15,000

Note payable to a shareholder, principal and interest of $5,000, payable on December 31, 2005, extended to March 31, 2006; the Company is currently in default for repayment of this note, management is negotiating an additional extension	10,000	10,000

Note payable to a shareholder, principal and interest of $1,000, payable on December 31, 2005, extended to June 30, 2006	2,000	2,000

Total	39,000	39,000

Less: current portion	(39,000)	(39,000)

Long term portion	$—	$—

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2006
(UNAUDITED)
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

In April 2006, the Company issued 127,000 shares to a current director and shareholder valued at $0.001 per share, to correct a mathematical error in the calculation of shares owed to this individual as a member of FIIC Research & Development LLC pursuant to the license agreement between that limited liability company and the Company executed in March 2005.

In April 2006, the Company issued 125,000 shares a consultant in exchange for services valued at $62,500 and a cash payment of $125. The shares issued were valued at approximately $0.50 per share. Consulting services of $62,500 was charged to operations relating to this issue.

In May 2006, the Company issued 866,667 shares towards debt issuance costs. The shares were valued at $433,334 or $0.50 per share.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2006
(UNAUDITED)

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

	Warrants Outstanding (as of 6/30/06)			Warrants Exercisable (as of 6/30/06)
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.87	1,808,307	3.75	$0.87	1,808,307	3.75
0.87	518,077	4.25	0.87	518,077	4.25
1.04	890,995	4.25	1.04	890,995	4.25
	3,217,379	3.96		3,217,379	3.96

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Price Per Share
Outstanding at January 25, 2005 (date of inception)	—	$—
Granted	2,291,384	0.87
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2005	2,291,384	$0.87
Granted	925,995	1.03
Exercised	—	—
Canceled or expired	—	—
Outstanding at June 30, 2006	3,217,379	$0.92

The Company did not grant any compensatory warrants to employees during the period ended June 30, 2006 and 2005. Compensation expense of $0 was charged to operations for the period ended June 30, 2006 and 2005.

Stock Option Plan

In April 2005, FIIC, Inc. adopted the FIIC 2005 Stock Option, Deferred Stock and Restricted Stock Plan, which was assumed by the Company as part of the Merger. As of June 30, 2006 and December 31, 2005, no options or stock awards have been granted under the Plan.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2006
(UNAUDITED)

NOTE J - RELATED PARTY TRANSACTIONS

The Company has received unsecured, non-interest bearing advances from a related party totally $147,500 (including $100,000 for the license fee - refer to note D). Of this amount, $62,895 and $104,977 remains unpaid as of June 30, 2006 and December 31, 2005 respectively.

The Company has expensed monthly consulting fees of an aggregate of $25,000 per month for seven individuals who are directors and/or officers who are intended to serve as key personnel. As of June 30, 2006 and December 31, 2005, there remains $250,000 and $228,000 respectively unpaid and included in accounts payable and accrued expenses.

Effective February 1, 2005, the Company entered into a sublease agreement with a related party for office space and overhead expenses at $5,000 per month. As of June 30, 2006 and December 31, 2005, there remains $50,000 and $43,000 respectively unpaid and included in accounts payable and accrued expenses arising from this sublease agreement.

In April 2006, the Company issued 127,000 shares to a current director and shareholder valued at $0.001 per share, to correct a mathematical error in the calculation of shares owed to this individual as a member of FIIC Research & Development LLC pursuant to the license agreement between that limited liability company and the Company executed in March 2005.

NOTE K - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In February 1, 2005, the Company entered into a sublease agreement with a related party for office space and overhead expenses on month to month basis at $5,000 per month. Total lease rental expense for the six months ended June 30, 2006 and 2005, was $30,000 and $25,000, respectively.

Employment and Consulting Agreements

As of June 30, 2006, the efforts of the Company’s named executive officers, directors and key personnel have been primarily for no, nominal and/or deferred compensation. On February 7, 2006, FIIC executed a written consulting agreement with Chief Executive Officer, James France, documenting his consulting arrangement and confirming the continuance of such arrangement until such time as the Company has sufficient funds to formalize the terms of and execute an employment agreement with Mr. France. The Company intends to enter formal employment agreements with all of its executive officers and key personnel as it seeks to license and launch its insurance operations.

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings as of June 30, 2006.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2006
(UNAUDITED)

NOTE L - RESTATEMENT OF FINANCIAL STATEMENTS

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

All of the above noted transactions occurred subsequent to July 1,2005; therefore, the Unaudited Condensed Consolidated Statement of Losses and Unaudited Condensed Consolidated Statement of Cash Flows for the periods ended June 30, 2005 were unaffected by the respective restatement as of December 31, 2005.

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

The following discussion of our financial condition and results of operations as of June 30, 2006 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “FIIC,” “we,” “us,” and “our” refer to FIIC, Inc. and FIIC Holdings, Inc.

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

Plan of Operation

Since our inception we have dedicated our efforts to implementation of a start−up plan intended to secure the financing, governmental approvals, and management team necessary for launch of our planned insurance operations. The key components of this plan are the execution of a license arrangement for use of the FIIC Database Content and Technology upon which FIIC's underwriting and marketing functions will rely, completion of a merger with a public company, the completion of bridge financing and private placement, and the formation and licensing of FIIC's planned insurance entities. We believe we will be able to complete these steps by the end of 2006, enabling us to launch our insurance operations and to generate initial revenues during the fourth quarter of 2006 or first quarter of 2007. However, there are many factors that may influence our ability to achieve this timeline, as discussed in detail in the “Risk Factors” included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and the “Updates to Risk Factors” below.

Start−Up Plan

Licensing of FIIC Database Content and Technology

On March 17, 2005, FIIC entered into a Database Access and Content License, Hosting and Support Agreement with FIIC Research and Development, LLC (“FIIC LLC”); the parties amended this agreement on November 7, 2005, in relation to the receipt of certain bridge financing from Oceanus Value Fund, L.P. (the “Bridge Financing”). FIIC LLC developed the FIIC Database Content and Technology, including an extensive database of insurance underwriting data and standards for use in connection with insurance policies that insure investors against the risk of the loss of capital in certain business entities, specially−designed supporting software applications, and technology and database−specific workflow definitions, decision processes and models for managing such applications and utilizing the database and its contents. The license agreement provides us an exclusive and perpetual license to access and use the FIIC Database Content and Technology to obtain the underwriting data, standards and other information for the purpose of underwriting its Investor Protection policies. We also have the right to grant nonexclusive sublicenses to third parties involved in underwriting Investor Protection policies, while FIIC LLC is obligated to continue to host, maintain and augment the FIIC Database Content and Technology. In consideration for the license, FIIC issued to FIIC LLC 9,792,000 shares of its common stock, 5− year warrants to purchase 1,808,307 shares of its common stock at an exercise price of $0.87 per share and became obligated to pay a $100,000 fee. In April 2006, the Company issued 127,000 shares to a current director and shareholder valued at $0.001 per share, to correct a mathematical error in the calculation of shares owed to this individual as a member of FIIC Research & Development LLC pursuant to that license agreement. The total licensing fee of $109,919 was expensed as of June 30, 2006, but $62,895 of the balance remained payable to FIIC LLC as of that date.

Merger with a Public Company

The completion of the merger with Nicklebys.com, Inc. on February 28, 2006 satisfied the second aspect of our start−up plan. Our management believed that becoming a public company would afford increased market liquidity and enhanced access to the capital markets, allowing us to better manage and satisfy our significant funding requirements during the start−up and initial operational period. Further, management believes that our status as a public company will enable us to make further acquisitions of assets or businesses in support of the intended long−term growth of our insurance business using our securities as consideration and will offer a competitive advantage when competing with other parties in the marketplace for such acquisitions. In addition, becoming a public company has provided us with increased visibility in the financial and insurance communities within a short timeframe and is providing increased transparency for our initial investors and customers. Although the merger cost FIIC approximately $367,000 in legal, accounting and other related expenses beyond the merger consideration itself, including all closing costs, our management believes that we have had greater access to funding sources for our start−up activities based on our becoming a public company, and that we will continue to reap the benefits in the near future.

Bridge Financing and Private Placement

We engaged in a Bridge Financing and planned a Private Placement, as described below, to provide the initial funds necessary to establish the working capital reserves with the D.C. DISR in conjunction with the formation and licensing of our planned insurance entities. Although we received funding from the Bridge Financing, we have ultimately not relied on this transaction to fund our operational activities as originally anticipated. However, we continue to anticipate receipt of significant funding from the planned Private Placement. As of June 30, 2006, we estimate that the Bridge Financing cost us approximately $119,761 in legal, accounting, consulting and other related fees and expenses. In addition, we anticipate that the Private Placement will cost us approximately $400,000 in such expenses and commissions.

Bridge Financing

In August 2005, FIIC, Inc. entered a consulting agreement with Bridgewater Capital Corporation (“Bridgewater”) for general business advisory and consulting services, including assisting FIIC, Inc. to locate and secure bridge financing. Subsequently, Bridgewater introduced FIIC, Inc. to Oceanus Value Fund, L.P. (“Oceanus”) and assisted in bridge financing negotiations. In November 2005, FIIC, Inc. executed a note purchase agreement with Oceanus under which it issued a $350,000 Senior Secured Promissory Note bearing annual interest at 12%. On February 28, 2006, concurrent with the closing of the Merger, we entered into a securities purchase agreement with Oceanus, pursuant to which we issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% and a warrant to purchase 890,995 shares of the Registrant’s common stock, in exchange for the senior secured note previously issued to FIIC, Inc. in November 2005. We refer collectively to the issuance of these notes and warrants as the Bridge Financing. Immediately subsequent to execution of the securities purchase agreement and the issuance of the senior secured convertible note in February 2006, the parties also executed an amendment to the securities purchase agreement, extending the term of the convertible note, providing for partial repayment of the note and releasing certain pledge agreements entered into in support of the note. The other terms and conditions of the note and the security and guaranty associated with it are described in greater detail in our Current Report on Form 8-K/A filed on June 6, 2006 with the SEC. The principal balance of $92,000 on the amended note is due and payable on the earlier of May 29, 2006 or our receipt of equity or debt financing in excess of $500,000. As of June 30, 2006, the Registrant has still not paid the pending principal or accrued interest of $10,709 and is currently in default under the terms of the amended Oceanus Note. The Registrant remains in negotiations with Oceanus to extend or otherwise restructure the terms of the Oceanus Note.

Private Placement

As previously described in our Current Report on Form 8-K/A filed on June 6, 2006 with the SEC, the Company has engaged a placement agent in connection with a planned private placement (the “Private Placement”) of its common stock. Although originally intended to be conducted concurrent with the merger process, to date we have not yet launched the Private Placement due to ongoing negotiations with the Placement Agent and timing issues arising from the restatement of our financial statements for the year ended December 31, 2005. We anticipate that the net proceeds from the Private Placement will be used to repay outstanding short-term debt and to fund the working capital reserve account required to obtain a license from the Washington, D.C. Department of Insurance and Securities Regulation, in support of our planned application to establish a Risk Retention Group, or RRG. We must successfully establish an RRG and obtain a license for the RRG before launching our insurance operations. Any funds received beyond those needed to repay debt and fund the regulatory working capital reserve will be used for general corporate purposes, including working capital, marketing and expanding our technical employee base.

THIS QUARTERLY REPORT IS NOT AN OFFER OF SECURITIES FOR SALE. ANY SECURITIES SOLD IN THE PRIVATE PLACEMENT WILL NOT BE REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES UNLESS REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR PURSUANT TO AN EXEMPTION FROM SUCH REGISTRATION.

Establishment and Licensing of Insurance Entities

Our revenue model primarily depends on its use and management of the FIIC Underwriting Data and Standards, as licensed from FIIC LLC, in support of the sale of Investor Protection insurance policies through FIIC RRG, with reinsurance and operational support provided by FIC and FGA, respectively. However, we are unable to launch our planned insurance operations and therefore cannot generate any operational revenues until these insurance entities are formed and licensed as required by the D.C. DISR. The key items required to complete this stage of FIIC's start−up plan are the completion and submission of the licensing application and the funding of the required working capital reserves. We are in the process of preparing the application for the establishment and licensing of the three entities, including the actuarial feasibility study required by the application. Further, the D.C. DISR requires a company to maintain one dollar in working capital on reserve for every $2.00 of insurance premium to be written prior to the establishment and licensing of a RRG. In support of FIIC RRG, FIIC will provide an initial reserve of $100,000 cash and an additional $400,000 pursuant to a FIIC, Inc. Surplus Note to satisfy the funding requirements. In support of FIC, FIIC will provide an initial reserve of $100,000 cash and an additional $300,000 pursuant to a FIIC, Inc. Surplus Note to satisfy the funding requirements. It is estimated that each Surplus Note would be repaid over a five−year period subject to the approval of the D.C. DISR. However, due to recent and ongoing reviews by the D.C. DISR and other regulators of the surplus levels of various RRGs, the D.C. DISR may require even greater surplus levels at its discretion. FIIC is applying a portion of the funding received from its May 2006 issuance of convertible notes in a private transaction towards the required actuarial feasibility study, which we anticipate will be completed prior to the end of the third quarter. However, we do not anticipate filing the completed application until FIIC has the necessary capital to fund the required reserves, likely upon receipt of the Private Placement net proceeds. Once the application is filed, we expect the operating structure for the three new insurance entities to be formally established and licensed within 90 days, including the licensing of FIIC RRG and FIC in the District of Columbia and at least one state, likely Ohio.

Capital Resources and Liquidity

To date, we have primarily obtained financing for our Merger and other aspects of the Plan of Operation presented above via debt financing. As of June 30, 2006, we owe $39,000 in principal under demand notes from certain stockholders and another $1,117,000 in principal under convertible notes, as compared to $0 as of June 30, 2005. We anticipate that additional funds will become available to FIIC in subsequent debt financings and through the planned Private Placement, to fund our planned launch and growth of operations over the coming twelve months.

As of June 30, 2006, we had cash and cash equivalents and restricted cash of $89,520 and current liabilities of $1,742,923 as compared to cash and cash equivalents of $97 and current liabilities of $232,995 as of June 30, 2005. As of June 30, 2006, we had an accumulated operating deficit of $3,344,306, an increase of 1,511% from the accumulated operating deficit of $221,398 as of June 30, 2005. This deficit has continued to increase in the subsequent months, and will continue to do so at least until our insurance entities become fully licensed and operational.

Use of Available Funds

We believe that upon the successful completion of the Private Placement, our current capital resources will be sufficient to cover all startup costs, reserve requirements and operating expenses for twelve months, including the anticipated initial six months of its insurance operations. FIIC currently anticipates allocating its capital resources as follows:

Debt Repayment

To the extent possible, FIIC is deferring debt repayment until receipt of net proceeds from the planned Private Placement. To the extent some amount of principal or interest is to be paid, we are relying on the net proceeds from our recent convertible note issuances. Our management believes that a majority, if not all, of our other currently outstanding convertible notes as of June 30, 2006, in the aggregate principal amount of $1,117,000 will convert into equity upon maturity and thus not require repayment; if such conversion were to occur we would issue over time at least 2,403,538 shares of our common stock, not including any shares issuable upon conversion of accrued interest.

As of June 30, 2006, accrued interest expense related to outstanding debt was $64,734, an increase from $0 as of June 30, 2005.

Entity Financing

As noted above, we intend to fund the working capital reserves of FIIC RRG and FIC in the amounts of $500,000 and $400,000, respectively, from the anticipated net proceeds of the Private Placement. However, due to recent and ongoing reviews by the D.C. DISR and other regulators of the surplus levels of various RRGs, the D.C. DISR may require even greater reserve levels at its discretion. In addition, FIIC intends to provide FIIC RRG and FIC each with approximately $50,000 for formation and associated initial start−ups costs. FIIC also intends to provide FGA with initial working capital of $529,500, to fund its services in support of FIIC RRG and FIC, including regulatory reporting, backroom operations, underwriting, claims and accounting. The management agreement between FGA and each of the other insurance entities will detail which vendors and suppliers will be responsible for reinsurance support, legal services, accounting services, actuarial support, and other services beyond the abilities of FGA's own personnel. FIIC anticipates that FGA's operational expenses for the first six months of its management agreement with FIIC RRG and FIC will total approximately $270,000. Subject to this agreement, FIIC RRG and FIC will provide certain management fees to FGA for its services, but the initial grant of working capital will cover FGA's start−up costs and ensure its ability to meet its contractual obligations until such time as the insurance operations are fully functional.

Operating Expenses

Any funds received beyond those needed to repay debt, fund the regulatory working capital reserves and provide the insurance entities with initial working capital will be used for FIIC's general corporate purposes, including initial product development, marketing and employee costs. Within the next twelve months, including the anticipated initial six months of its revenue−producing insurance operations, FIIC anticipates spending up to $93,000 on intellectual property rights and product development costs, including payment of the $62,895 owed to FIIC LLC under the license agreement for the FIIC Database Content and Technology, $12,000 on Dun & Bradstreet information fees, $3,000 on web services and support and $15,000 on the part−time employment of an information technology specialist. During this period, FIIC also anticipates incurring up to $197,000 in legal expenses relating to the launch of its operations and general corporate governance and $50,000 in audit−related expenses. FIIC also plans to spend up to $40,000 towards market development in the next twelve months, including designing and placing its advertising on−line and developing other sales tools. Other anticipated operating expenses during this initial period include payment of $117,000 in consulting fees, approximately $60,000 in overhead expenses such as copy, fax and phone charges and basic travel expenses, and additional funds, as available, towards reducing FIIC's accumulated deficit. There are no plans nor is there any necessity to purchase any significant equipment, beyond basic office computers and related technology.

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

For the three months ending June 30, 2006, our total operating expenses were $349,084, as compared to $184,882 for three month period ending June 30, 2005. Operating expenses for the three months ending June 30, 2006, consisted of $348,147 of general and administrative expenses and $937 of depreciation. We anticipate that general and administrative expenses will continue to grow in coming periods as we establish our operating entities and launch our operations. During the three month period ending June 30, 2005, we incurred no other (non-operating) expenses, as compared to $322,939 of other expenses for the three months ending June 30, 2006. Acquisitions costs of $301,199 represented a significant portion of the other expenses for the six months ending June 30, 2006; during that period net interest expense totaled $284,949 and our debt issuance costs totaled $633,924. We anticipate that we will continue to incur significant interest expense in relation to the notes currently outstanding, until such time as we repay the debt or convert the notes, where applicable under their terms, into equity securities of the Company.

Launch of Revenue−Producing Insurance Operations

Upon launch of its insurance operations, we anticipate generating revenues primarily from the sale of our Investor Protection insurance policies. In the initial six months of our insurance operations, FIIC projects issuing 17 policies at a maximum total investment per business of $250,000, generating an average premium of ten percent (10%) and thereby yielding $425,000 gross premiums revenue in this initial operational period. Based on FIIC's analysis of new business starts in the Ohio area, its initial target market, FIIC believes that this level of performance represents a projected market penetration of about 0.23%. Further, FIIC will generate related revenues from its $50 fee per application, regardless of the number of resulting policies issued.

We anticipate 27 applications within initial six months of operations, generating gross application fee revenues of approximately $1,350. FIIC anticipates that actual premium rates will range from 8 to 18 percent based on the risk group of the subject business per the FIIC Underwriting Data and Standards, and that eventually the application fee may also become variable. FIIC also believes that beginning in year two of its operations overall average premium rates may slightly decline, reflecting lower rates for renewals, the potential impact of competition, and any actual claims experiences. FIIC believes that it may be able to write up to 2,000 policies per year its initial target geographic markets, but continues to project revenues and expenses on a significantly more conservative basis, since it is unknown how quickly the concept of the Investor Protection policy will penetrate the market and how swiftly competition may absorb some of the potential market.

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

Product Research and Development

We do not anticipate undertaking any research and development activities during the next twelve months, other than any remaining efforts in support of the launch of our Investor Protection Policy.

Acquisition of Plant and Equipment and Other Assets

We do not own any material property, plant or equipment. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet arrangements.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Employees

As of June 30, 2006, the efforts of FIIC's named executive officers, directors and key personnel have been primarily for no, nominal and/or deferred compensation. Prior to February 7, 2006, we had not entered any employment or other long−term compensation agreements with our executive officers or other key personnel. We intend to enter formal employment agreements with all of our executive officers and key personnel as we seek to license and launch our insurance operations. However, on February 7, 2006, FIIC, Inc. executed a written consulting agreement with Jim France documenting his consulting arrangement and confirming the continuance of such arrangement until such time as FIIC, Inc. had sufficient funds to formalize the terms of and execute an employment agreement with Mr. France; FIIC Holdings, Inc. assumed this consulting arrangement as a result of the merger process. FIIC anticipates that the terms of all of its employment agreements with its officers will provide for cash and equity compensation an appropriate level for a start−up company, but also recognize the professional experience and forms of expertise each individual brings to FIIC's business. FIIC also anticipates that its employment agreements will include provisions setting forth any severance arrangements, as well as confidentiality and non−competition clauses.

In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. These positions include a senior insurance underwriter, credit analyst, financial analyst, additional financial officers and a claims manager. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Recent Accounting Pronouncements

We have adopted all relevant recently issued accounting pronouncements; for additional details see the notes to our unaudited condensed consolidated financial statements under Item 1. The adoption of the accounting pronouncements is not anticipated to have a material effect on our operations.

Updates to Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in the Company’s Annual Report on Form 10-KSB, as filed April 12, 2006, before engaging in transactions in the Company’s common stock. The Company’s business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of the Company’s common stock could decline due to any of these risks, and an investor may lose all or part of his investment.

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

We have not yet launched our insurance operations and thus we have not generated any revenues from sales of Investor Protection or other insurance policies, or sublicenses of the FIIC Database Content and Technology. We have incurred significant expense to obtain an exclusive, perpetual license and hosting and support agreement allowing use and providing for maintenance of the FIIC Database Content and Technology, including the FIIC Underwriting Data and Standards. We continue to incur substantial costs to establish our insurance entities and to gain all necessary governmental licenses and certifications to conduct our insurance business. We expect that our expenses will continue to increase as we launch our insurance products and services, due to increased marketing expenses as we seek to develop customer relationships and maintain existing relationships with our business and technology resources. We also anticipate that we will incur costs to establish and/or improve our financial and disclosure controls, expand and train our workforce and to maintain regulatory compliance as our insurance underwriting grows.

As of June 30, 2006, we had an accumulated deficit of approximately $3,344,306. We expect to continue to incur losses over at least the next year, and the amount of future losses is uncertain. Our ability to generate revenue and become profitable will depend on obtaining and maintaining regulatory approvals in the U.S., achieving market acceptance for our Investor Protection policies and related services and successfully executing our business plan. Sales of our Investor Protection policies cannot begin until our insurance entities receive all necessary regulatory approvals. If we fail to generate significant revenues from commercial sales of such investor protection policies, fail to obtain necessary regulatory approvals, or if revenues fail to grow at a pace rapid enough to offset anticipated increases in expenses, we may never achieve profitability.

Any change in our relationship with the exclusive licensor of the FIIC Database Content and Technology, which we will use to sell and underwrite its policies, could prevent us from accurately assessing potential insureds’ risk profiles when issuing policies and from writing policies in a timely manner, thereby reducing our future revenues or increasing our costs.

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

Our reliance on this license subjects us to various risks that could harm our business, including:

•	reliance on FIIC LLC to maintain the FIIC Database Content and Technology and provide adequate support services if and when we encounter a problem;

•	reliance on FIIC LLC to ensure the security of the FIIC Database Content and Technology Data and Standards from our competitors;

•	the possibility that FIIC LLC may not be able to obtain adequate information from its third-party sources in a timely manner or on commercially reasonable terms; and

•
that we may have difficulty locating an alternative set of applicable underwriting data and standards and similar user interface, if available at all, should FIIC LLC breach the terms of the license agreement or become unable to fulfill its obligations.

Disruption or termination of our agreement with FIIC LLC could delay or suspend our overall efforts to create a market for our Investor Protection policies. The loss of the license or FIIC LLC’s failure to maintain the licensed technology and data could require us to cease providing products or services using such licensed technology, which would likely result in a significant loss of revenue for our business. In consideration for the license, we issued to shares of our common stock, 5-year warrants to purchase shares of our common stock and became obligated to pay a $100,000 cash fee. As of June 30, 2006, the entire licensing fee had been expensed, but we still owe FIIC LLC $62,895.

Risks Relating to Regulatory Requirements

Our planned insurance entities all require certain licensing and/or certifications from certain government agencies, without which they will be unable to operate and unable to generate revenues.

We cannot assure you that we will be able to obtain the regulatory approvals necessary for the establishment and operation of our planned insurance entities on a timely basis, if at all. Any delays in receipt or failure to receive such clearances or approvals, the loss or impairment of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, prospects, financial condition and results of operations. We cannot assure you that we will be able to maintain compliance with all regulatory requirements over time. Changes in existing laws, regulations or policies and the adoption of new laws, regulations or policies could prevent us from, or could affect the timing of, achieving compliance with regulatory requirements, including current and future regulatory approvals, where necessary.

We may be subject to increased regulation regarding the use of personal information received from investors.

Use of certain data collected from investors may be subject to regulation by various federal, state and local regulatory authorities. Compliance with existing federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may increasingly affect our operations, including the sharing of such information with FIIC LLC pursuant to the license agreement for maintenance of the FIIC Database Content and Technology, and could result in substantial expense for regulatory compliance, limitations on access to important information, litigation expense and a loss of revenue. Furthermore, investors may become less willing to provide personal information over time as other companies’ failures to adequately protect customer personal information become publicized.

If we fail to maintain effective internal controls over financial reporting, we may be subject to litigation and/or costly remediation and the price of our common stock may be adversely affected.

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

Risks Related to FIIC’s Capital Structure

Our capital needs are uncertain and we will likely need to raise additional funds, which may not be available on favorable terms, if at all, thereby potentially disrupting the initial growth of our insurance business and our ability to generate revenue.

We believe that we will have sufficient cash and cash equivalents to meet projected operating requirements for approximately the next 12 months upon completion of the planned Private Placement. However, if we do not complete the Private Placement within the third quarter, or fail to raise the net proceeds sought, we will need to seek additional funds from public and private stock offerings, borrowings under credit lines or other sources because, pursuant to district and federal insurance law, the Washington, D.C. Department of Insurance and Securities Regulation (“D.C. DISR”), requires a company to maintain one dollar in working capital on reserve for every $2.00 of insurance premium to be written prior to the establishment and licensing of a risk retention group, or RRG. We are in the process of preparing an application for the establishment and licensing of an RRG for submission to the D.C. DISR, pending the funding of a required actuarial feasibility study and the necessary working capital reserve. We anticipate filing of the complete application during the late third or early fourth quarter of 2006. If we are unable to fund or successfully complete the required study or the minimum working capital reserve, then it will be unable to launch its operations. Since the funds in the working capital reserve cannot be used to fund operations, we may also need additional capital to continue to grow our business in keeping with market demand if early product sales are steady.

The amount of additional capital we may need to raise through public or private equity or debt financings over the next few years will depend on many factors, including:

•	market acceptance and the growth rate of demand, if any, for our Investor Protection policies;

•	the lead time required to execute and generate a revenue stream from customer contracts;

•	changes in the size of the required working capital reserve or other regulatory requirements;

•	availability of opportunities for strategic acquisition of other companies with technology, resources, customers or know-how that will further the growth of our insurance business; and

•	the accuracy of our projections regarding our operating costs, including the costs of regulatory compliance, personnel, legal and accounting costs and the cost of funds.

We cannot be certain that additional sources of liquidity will be available when needed in the future and that our actual cash requirements will not be greater than anticipated. If we require additional capital at a time when investment in insurance companies or in the financial services market in general is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter. If we are unable to obtain this financing on terms favorable to us, we may be unable to execute our long-term business plan and may be required to scale back further development of our insurance products and services, to limit our marketing activities, to sell some or all of our technology, intellectual property or assets, to merge with another entity, or terminate our operations.

If we are unable to meet our obligations resulting from the Bridge Financing, certain relationships key to the potential success of our business could be disrupted.

As a result of the Bridge Financing, as defined and discussed in detail under “Bridge Financing and Private Placement” under Item 2 herein, Oceanus holds a senior secured convertible promissory note convertible into shares of our common stock at any time (the “Oceanus Note”), including accrued and unpaid interest, and a warrant to purchase additional shares of our common stock. Immediately subsequent to execution of the securities purchase agreement and the Oceanus note, the parties executed an amendment to the securities purchase agreement, extending the term of the Oceanus Note, providing for partial repayment of the Oceanus Note and releasing certain pledge agreements entered into in support of the Oceanus Note. We are currently in default on the Oceanus Note. A legal fee of $3,500 associated with the February 28, 2006 amendment, and accrued interest through February 28, 2006 was due and payable immediately on February 28, 2006. The legal fee of $3,500 was paid on June 19, 2006. However, the principal balance of $92,000 on the amended Oceanus Note was due and payable on the earlier of May 29, 2006, or our receipt of equity or debt financing in excess of $500,000. As we have not paid the pending principal, nor the accrued interest of $10,709, we remain currently in default under the terms of the amended Oceanus Note.

In support of the Oceanus Note, we executed a security agreement in favor of the noteholder, pledging all of our existing and hereafter acquired assets, including our license for the FIIC Database Content and Technology, as security for the Oceanus Note, and FIIC, Inc. also provided a subsidiary guaranty. In addition, our Chief Executive Officer, President and director has executed a pledge agreement guarantying our obligations under the convertible note with an aggregate 571,000 shares of his common stock. Because we have not fulfilled our payment obligations under the convertible note, if the noteholder chooses not to convert the Oceanus Note to alternatively satisfy such obligations, under the pledge agreements the noteholder would be entitled to the pledged shares. Although the noteholder could not obtain control of the Company upon receipt of the pledged shares and exercise of our warrant to purchase common stock, the noteholder would obtain a more significant stake in FIIC. Further, upon enforcement of the pledge agreement, Mr. France would lose all of his current holdings of our common stock, and thus may be less likely to exercise his outstanding warrants to re-establish an ownership position and/or may be less inclined to serve in leadership positions.

Finally, if the noteholder seeks to exert control over the rights to the FIIC Database Content and Technology on which our business model relies, the noteholder could disrupt our business to the detriment of our results of operations and our other stockholders.

Item 3.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-QSB, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-QSB, our disclosure controls and procedures were effective in timely recording, processing, summarizing and reporting material information relating to FIIC Holdings, Inc. required to be included in our Exchange Act filings.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The Registrant did not make any other sales of unregistered securities of the Registrant during the three-months ended June 30, 2006, other than as previously reported in our Current Report on Form 8-K filed with the SEC on May 5, 2006 and our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, filed with the SEC on June 21, 2006.

Item 3.   Defaults Upon Senior Securities

As previously reported on a Current Report on Form 8-K/A filed with the SEC on June 6, 2006, and as discussed under Part I - Item 2, “Bridge Financing and Private Placement” above, in February, 2006, the Registrant entered into a securities purchase agreement with Oceanus Value Fund, L.P. (“Oceanus”), pursuant to which we issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% (the “Oceanus Note”) and a warrant to purchase 890,995 shares of the Registrant’s common stock (the “Oceanus Warrant”). Immediately subsequent to execution of the securities purchase agreement and the issuance of the Oceanus Note, the parties executed an amendment to the securities purchase agreement, extending the term of the Oceanus Note, providing for partial repayment of the Oceanus Note and releasing certain pledge agreements entered into in support of the Oceanus Note. A legal fee of $3,500 associated with the amendment, and accrued interest through February 28, 2006 was due and payable immediately on February 28, 2006. The legal fee of $3,500 was paid on June 19, 2006. However, the principal balance of $92,000 on the amended Oceanus Note was due and payable on the earlier of May 29, 2006, or our receipt of equity or debt financing in excess of $500,000. As the Registrant has not paid the pending principal, nor the accrued interest of $10,709, it remains currently in default under the terms of the amended Oceanus Note. The Registrant remains in negotiations with Oceanus to extend or otherwise restructure the terms of the Oceanus Note.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended June 30, 2006.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

(a) Exhibits.

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

II-1

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIIC HOLDINGS, INC.

Date: August 8, 2006	By:	/s/ James W. France
James W. France President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2006	By:	/s/ Wade L. Estep
Wade L. Estep Chief Financial Officer (Principal Accounting Officer)

II-2

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002