Form 10QSB
period 2006-09-30
FIIC HOLDINGS
filed 2006-11-13
CIK 1077720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Yes  ☒     No ☐

As of November 6, 2006, there were 15,198,924 shares issued and outstanding of the registrant’s common stock.

Transitional Small Business Disclosure Format:
Yes ☐  No ☒

INDEX

Page
PART I.	FINANCIAL INFORMATION	F-1

Item 1.	Condensed Consolidated Financial Statements	F-1

	Balance Sheet as of September 30, 2006 (unaudited) and December 31, 2005 (restated)	F-1

Statement of Losses for the three and nine months ended September 30, 2006 (unaudited), for the three months ended September 30, 2005, for the period from January 25, 2005 (Inception) to September 30, 2005 (restated), and for the period from January 25, 2005 (Inception) to September 30, 3006 (unaudited)
F-2

	Statement of Changes in Stockholders’ Equity for the period from January 25, 2005 (Inception) to September 30, 2006 (unaudited)	F-3

Statement of Cash Flows for the nine months ended September 30, 2006 (unaudited), for the period from January 25, 2005 (Inception) to September 30, 2005 (restated), and for the period from January 25, 2005 (Inception) to September 30, 2006 (unaudited)
F-4

	Notes to Unaudited Condensed Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	2

Item 3.	Controls and Procedures	12

PART II.	OTHER INFORMATION	II-1

Item 1.	Legal Proceedings	II-1

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	II-1

Item 3.	Defaults Upon Senior Securities	II-1

Item 4.	Submission of Matters to a Vote of Security Holders	II-1

Item 5.	Other Information	II-1

Item 6.	Exhibits	II-2

Signatures		II-3

PART I — FINANCIAL INFORMATION

 Item 1.   Financial Statements.
FIIC HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET

		December 31,
	September 30,	2005
	2006	(Restated-
	(Unaudited)	Note L)
ASSETS
Current assets:
Cash and cash equivalents	$566	$1,714
Prepaid expenses and deposits	59,801	-
Restricted cash	60	-
Total current assets	60,427	1,714

Property, plant and equipment, net of accumulated depreciation of $2,498	8,743	-

Other assets:
Restricted cash	-	258,000
Prepaid expenses	-	12,500
License agreement (Note D)	-	109,792
Loan fees, net of accumulated amortization of $602,221 and $141,859 at September 30, 2006 and December 31, 2005 respectively	402,057	297,607
Total other assets	402,057	677,899

Total assets	$471,227	$679,613

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$906,141	$551,617
Notes payable, bridge loan (Note E)	92,000	350,000
Notes payable-convertible (Note F)	964,307	125,994
Notes payable-related parties (Note G)	39,000	39,000
Total current liabilities	2,001,448	1,066,611

Commitments and contingencies (Note K)

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value: 3,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized; 15,038,924 and 10,843,377 shares issued and outstanding as of September 30, 2006 and December 31, 2005 respectively	15,039	10,843
Additional paid in capital	2,391,810	626,999
Deficit accumulated during development stage	(3,937,070)	(1,024,840)
Total deficiency in stockholders’ equity	(1,530,221)	(386,998)
Total liabilities and deficiency in stockholders’ equity	$471,227	$679,613

See the accompanying footnotes to the unaudited condensed consolidated financial information

FIIC HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(Unaudited)

				For the period	For the period
			For the nine months	January 25, 2005 (date	January 25, 2005 (date
	For the three months ended September 30,		ended September 30,	of inception) through	of inception) through
	2006	2005	2006	September 30, 2005	September 30, 2006
		Restated-See Note L		Restated-See Note L	Restated-See Note L
Operating expenses:
General and administrative	$229,208	$305,657	$1,327,042	$526,266	$2,165,399
Depreciation	937	-	2,498	-	2,498
Total operating expenses	230,144	305,657	1,329,540	526,266	2,167,897

Other expenses:
Interest expense, net	126,558	7,115	411,507	7,904	456,130
Debt issuance costs	236,061	-	869,985	-	1,011,844
Acquisition costs (Note B)	-	-	301,199	-	301,199
Total other expenses	362,619	7,115	1,582,690	7,904	1,769,173

Net (loss) before provision for income taxes	(592,763)	(312,772)	(2,912,230)	(534,170)	(3,937,070)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(592,763)	$(312,772)	$(2,912,230)	$(534,170)	$(3,937,070)

Loss per common share (basic and assuming dilution)	$(0.04)	$(0.03)	$(0.21)	$(0.06)

Weighted average common shares outstanding (basic and diluted)	14,995,446	9,861,566	13,979,911	8,617,545

See the accompanying footnotes to the unaudited condensed consolidated financial information

FIIC HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 25, 2005 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During	Deficiency in
	Common	Stock	Paid in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, January 25, 2005 (Date of Inception)	-	$-	$-	$-	$-
Common stock issued to founder in February, 2005 at $0.001 per share (par value)	1	-	1,000	-	1,000
Common stock issued in March, 2005 in exchange for licensing agreement at $0.001 per share (par value)	9,792,000	9,792	-	-	9,792
Common stock issued in September, 2005 for services rendered at $0.50 per share	400,000	400	199,600	-	200,000
Common stock issued in November, 2005 for debt issuance costs at $0.50 per share	651,376	651	325,037	-	325,688
Value attributed to 460,000 5 year warrants at $0.87 per share issued in October, 2005 as additional incentive to lender	-	-	91,084	-	91,084
Value attributed to 23,077 5 year warrants at $0.87 per share issued in December , 2005 as additional incentive to lender	-	-	10,278	-	10,278
Net loss-December 31, 2005	-	-	-	(1,024,840)	(1,024,840)
Balance, January 1, 2006:	10,843,377	10,843	626,999	(1,024,840)	(386,998)
Common stock issued in January, 2006 for debt issuance costs at $0.50 per share	200,000	200	99,800	-	100,000
Common stock issued in February, 2006 at merger at $0.001 per share (par value)	1,198,547	1,199	-	-	1,199
Common stock issued in February, 2006 for services rendered at $0.50 per share	825,000	825	411,675	-	412,500
Common stock issued in February, 2006 for debt issuance costs at $0.50 per share	800,000	800	399,200	-	400,000
Beneficial conversion feature of convertible debentures	-	-	180,000	-	180,000
Value attributed to 35,000 5 year warrants at $0.87 per share issued in February, 2006 as debt issuance cost	-	-	15,589	-	15,589
Value attributed to 890,995 5 year warrants at $1.04 per share issued in February, 2006 as debt issuance cost	-	-	137,092	-	137,092
Common stock issued to founder in April, 2006 at $0.001 per share (par value)	127,000	127	-	-	127
Common issued in April, 2006 for services rendered at $0.50 per share	125,000	125	62,375	-	62,500
Common stock issued in May, 2006 for debt issuance costs at $0.50 per share	866,667	866	432,467	-	433,333
Common stock issued in September, 2006 for debt issuance costs at $0.50 per share	53,333	54	26,613	-	26,667
Net Loss	-	-	-	(2,912,230)	(2,912,230)
Balance-September 30, 2006 (Unaudited)	15,038,924	$15,039	$2,391,810	$(3,937,070)	$(1,530,221)

See the accompanying footnotes to the unaudited condensed consolidated financial information

FIIC HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

		For the period	For the period
		January 25, 2005	January 25, 2005
	Nine months ended	(date of inception)	(date of inception)
	September 30,	Through September 30,	Through September 30,
	2006	2005	2006 (Restated-Note L)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,912,230)	$(534,170)	$(3,937,070)
Adjustments to reconcile net (loss) to cash used in operating activities:
Depreciation	2,498	-	2,498
Common stock issued for services rendered	475,127	201,000	676,127
Organization costs	101,199	-	101,199
Amortization of debt discount for convertible debentures and warrants	310,404	-	327,482
Amortization of debt issuance costs	871,139	-	1,012,998
(Increase) decrease in:
Prepaid expenses and deposits	62,491	(12,500)	49,991
Increase (decrease) in:
Due to related parties	-	-	104,977
Accounts payable and other accrued expenses	254,525	307,046	601,165
Net cash used in operations	(834,847)	(38,624)	(1,060,634)

CASH FLOWS FROM INVESTING ACTIVITIES:
Release of previously restricted cash	257,940	-	(60)
Acquisition of fixed assets	(11,240)	-	(11,240)
Net cash provided (used in) investing activities	246,700	-	(11,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related parties	-	39,000	39,000
Proceeds from notes payable, net of repayments	587,000	-	1,033,500
Net cash provided by in financing activities	587,000	39,000	1,072,500

Increase (decrease) in cash and cash equivalents	(1,148)	376	566
Cash and cash equivalents beginning of the period	1,714	-	-
Cash and cash equivalents end of the period	$566	$376	$566

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$-
Non-cash financing and investing activities:
Common stock issued in exchange for services	$475,127	$201,000	$676,127
Shares issued for debt issuance costs	$960,000	$-	$1,285,688
Beneficial conversion feature of convertible notes-warrants	$137,092		$228,176
Beneficial conversion feature of convertible notes	$180,000	$-	$180,000
Value of warrants issued for debt issuance costs	$15,589		$15,589
Acquisitions:
Common stock retained	$1,199	$-	$1,199
Assets acquired	-	-	-
Liabilities assumed	86,448	-	86,448
Expenses relating to acquisition	13,552		13,552
Cash paid	200,000	-	200,000
Total acquisition paid/acquisition cost	$301,199	$-	$301,199

See the accompanying footnotes to the unaudited condensed consolidated financial information

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and nine month period ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or for any other period. These unaudited condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2005, as restated, and the notes thereto, included in the Company’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on June 6, 2006.

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

To date the Company has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2006, the Company has accumulated losses of $3,937,070. Also, at September 30, 2006, its current liabilities exceeded current assets by $1,941,021.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB 104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) the ability to collect is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the ability to collect those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the nine month period ended September 30, 2006 and 2005, respectively.

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
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company’s stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. The Company did not issue any stock options from January 25, 2005 (date of inception) through September 30, 2006.

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for the nine month period ending September 30, 2006 was $0, net of tax effect.

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the period from inception through September 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure:

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (continued)

From January 25, 2005 (date of inception) to
September 30, 2005
Net loss attributable to common stockholders -as reported	$(534,170)
Add. Total stock based employee compensation expense as reported under intrinsic value method (APB No. 25)	-
Deduct Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-
Net loss -Pro Forma	$(534,170)
Net loss attributable to common stockholders - Pro forma	$(534,170)
Basic (and assuming dilution) loss per share -as reported	$(0.06)
Basic (and assuming dilution) loss per share - Pro forma	$(0.06)

Disclosure for the three and nine month periods ended September 30, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

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
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (continued)

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets” - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company's consolidated financial statements and the management believes that the adoption of SFAS 157 will not have a significant impact on its consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS 158. SFAS 158 amends previous standards. It requires employers to fully recognize the obligations associated with defined benefit pension, retiree healthcare and other postretirement (OPEB) plans in their balance sheets. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements and provided that an employer delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits resulting in an asset or liability that often differed from the plan's funded status. SFAS 158 requires a defined benefit pension or postretirement plan sponsor (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for the plan's underfunded status, (b) measure the plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as a component of net periodic benefit cost pursuant to SFAS 87, “Employers' Accounting for Pensions,” or SFAS 106, “Employer's Accounting for Postretirement Benefits Other Than Pensions.” It also requires an employer to disclose additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit costs for the next fiscal year.

The effect of SFAS 158 is to adjust AOCI at the end of each year, for both underfunded and overfunded pension and OPEB plans, to an amount equal to the remaining unrecognized SFAS 87 and SFAS 106 deferrals for unamortized actuarial losses or gains, prior service costs, or transition obligations, such that remaining deferred costs result in an AOCI equity reduction and deferred gains result in an AOCI equity addition.

The year-end AOCI measure is volatile based on fluctuating investment returns and discount rates. Favorable changes include higher returns that increase plan assets and higher discount rates that reduce the discounted benefit obligation.

SFAS 158 is effective for initial recognition of a defined benefit postretirement plan and related disclosure for fiscal years ending after December 15, 2006. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

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
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE B - MERGER AND CORPORATE RESTRUCTURE (Continued)

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

The total consideration paid was $301,199 and the significant components of the transaction are as follows:

Common stock retained	$1,199
Assets acquired	—
Liabilities assumed	86,448
Expenses relating to acquisition	13,552
Cash paid	200,000
Total consideration paid/acquisition cost	$301,199

In accordance with SOP 98-5, the Company expensed $301,199 as acquisition costs.

NOTE C - PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30, 2006 and December 31, 2005 consist of the followings:

	September 30, 2006	December 31, 2005 Restated-See Note L
Computer equipment and furniture	$11,241	$—
Less: accumulated depreciation and amortization	(2,498)	—

Net property and equipment	$8,743	$—

Depreciation and amortization expense was $2,498 and $0 for the nine months ended September 30, 2006 and 2005, respectively.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(UNAUDITED)

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

As consideration for the license agreement in March 2005, FIIC, Inc. issued to the Licensor 9,792,000 shares of its common stock (total par value $9,792) and issued warrants to purchase an additional 1,808,307 shares of its common stock at an exercise price of $.87 per share. Such warrants will expire five years after the date of issuance. The shares and warrants issued in relation to the license agreement were subsequently distributed by the Licensor to its members, and exchanged for shares of NBYS in the Merger. As further consideration for the license agreement, the Company also agreed to pay $100,000 in cash to the Licensor. Additionally, pursuant to the license agreement, the Company shall pay the Licensor 3% of net premiums for Hosting and Support services on a quarterly basis.

In April 2006, the Company issued 127,000 shares to a current director and shareholder valued at $0.001 per share, to correct a mathematical error in the calculation of shares owed to this individual as a member of FIIC Research & Development, LLC pursuant to the license agreement between that limited liability company and the Company executed in March 2005. The total licensing fee of $109,919 was expensed as of September 30, 2006; $39,095 of the balance remains payable as of September 30, 2006.

NOTE E - BRIDGE LOAN PAYABLE

A summary of bridge loan notes payable at September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005 Restated-See Note L
Senior secured promissory note payable, exchangeable upon closing of merger for a senior secured convertible note	$—	$350,000
Senior secured convertible note payable, exchanged from senior secured promissory note after closing of merger in February 2006	92,000	—
Total	92,000	350,000
Less: current portion	(92,000)	(350,000)
Long term portion	$—	$—

On November 29, 2005, FIIC, Inc. engaged in a bridge financing transaction in which it issued a $350,000 senior secured promissory note, exchangeable upon the closing of the Merger for a senior secured convertible promissory note, convertible into the Company’s common stock at any time at a rate of $1.00 per share, including accrued and unpaid interest. On February 28, 2006, concurrent with the closing of the Merger, the Company entered into a securities purchase agreement, pursuant to which the Company issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% and a warrant to purchase 890,995 shares of the Registrant's common stock, in exchange for the senior secured note previously issued. In accordance with APB #14, the fair value attributed to the warrants was recorded to debt discount and additional paid-in capital. The respective portion was amortized with the repayment of $258,000 on February 28, 2006. Total debt discount was $137,092 with accumulated amortization of $137,092 at September 30, 2006.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE E - BRIDGE LOAN PAYABLE (continued)

At the time of the original bridge financing closing, $92,000 in fees was released for payment and the net proceeds of $258,000 were held in escrow until the closing of the merger. On February 28, 2006, immediately subsequent to execution of the securities purchase agreement and the issuance of the senior secured convertible promissory note in exchange for the prior note, the parties executed an amendment to the Securities Purchase Agreement, extending the term of the senior secured convertible note, providing for partial repayment of that note and releasing certain pledge agreements entered into in support of that note. As a result $258,000 was released from escrow and repaid to the lender, and the Company became obligated to pay an additional $3,500 legal fee to lender’s counsel and accrued interest to date on the loan. Under the terms of the amendment to the Securities Purchase Agreement executed in conjunction with the senior secured convertible promissory note, the remaining $92,000 and accrued interest was due May 29, 2006. On September 1, 2006, the parties executed a second amendment to the Securities Purchase Agreement and convertible note, further extending the maturity date of the note to September 30, 2006. This note is currently in default due to lack of payment of the amounts owed upon amendment and upon maturity; however, management is negotiating with lender for an additional extension. The balance outstanding was $92,000 and $350,000 at September 30, 2006 and December 31, 2005 respectively.

The value of warrants granted during the period ended March 31, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: warrant remaining life of 5 years, a risk free interest rate of 4.50%, a dividend yield of 0% and volatility of 150%.

NOTE F - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005
Note payable accruing interest at 10% per annum, payable on October 7, 2006; conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants at 0.87 per share as additional incentive	$50,000	$50,000
Debt discount - value attributed to warrants attached to notes, net of accumulated amortization of $22,771 and $5,693 at September 30, 2006 and December 31, 2005 respectively	(-0-)	(17,078)
Note payable-net	50,000	32,922

Note payable accruing interest at 10% per annum, payable on October 7, 2006; conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants at 0.87 per share as additional incentive	50,000	50,000
Debt discount - value attributed to warrants attached to notes, net of accumulated amortization of $22,771 and $5,693 at September 30, 2006 and December 31, 2005 respectively	(-0-)	(17,078)

Note payable-net	50,000	32,922
Note payable accruing interest at 10% per annum, payable on October 31, 2006; conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants at 0.87 per share as additional incentive	50,000	50,000

Debt discount - value attributed to warrants attached to notes, net of accumulated amortization of $20,873 and $3,795 at September 30, 2006 and December 31, 2005 respectively	(1,898)	(18,976)

Note payable-net	48,102	31,024

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE F - CONVERTIBLE NOTES PAYABLE (continued)

Note payable accruing interest at 10% per annum, payable on December 6, 2006; conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants at 0.87 per share as additional incentive	50,000	50,000

Debt discount - value attributed to warrants attached to notes, net of accumulated amortization of $18,976 and $1,898 at September 30, 2006 and December 31, 2005 respectively	(3,795)	(20,873)

Note payable-net	46,205	29,127

Note payable accruing interest at 8% per annum, payable on January 17, 2007; conversion price of $0.65 per share; as an additional incentive the Company issued 800,000 shares of common stock	300,000	—

Note payable accruing interest at 8% per annum, payable on February 24, 2007; conversion price of $0.25 per share; as additional incentive the Company issued 100,000 shares of common stock	100,000	—

Debt discount - beneficial conversion feature, net of accumulated amortization of $52,500 at September 30, 2006	(37,500)	—

Note payable-net	62,500	—
Note payable accruing interest at 8% per annum, payable on February 24, 2007; conversion price of $0.25 per share; as additional incentive the Company issued 100,000 shares of common stock	100,000	—

Debt discount - beneficial conversion feature, net of accumulated amortization of $52,500 at September 30, 2006	(37,500)	—

Note payable-net	62,500	—

Note payable accruing interest at 8% per annum, payable April 25, 2007; conversion price of $0.50 per share	25,000	___

Note payable accruing interest at 8% per annum, payable April 25, 2007; conversion price of $0.50 per share	25,000	___

Note payable accruing interest at 8% per annum, payable April 25, 2007; conversion price of $0.50 per share	15,000	___

Note payable accruing interest at 8% per annum, payable April 25, 2007; conversion price of $0.50 per share	50,000	___

Note payable accruing interest at 8% per annum, payable April 25, 2007; conversion price of $0.50 per share	50,000	___

Note payable accruing interest at 8% per annum, payable April 25, 2007; conversion price of $0.50 per share	25,000

Note payable accruing interest at 8% per annum, payable April 25, 2007; conversion price of $0.50 per share	50,000	___

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE F - CONVERTIBLE NOTES PAYABLE (continued)

Note payable accruing interest at 8% per annum, payable April 25, 2007; conversion price of $0.50 per share	70,000	___

Note payable accruing interest at 8% per annum, payable May 2, 2007; conversion price of $0.50 per share	15,000	___

Note payable, accruing interest at 8% per annum, payable September 15, 2007; conversion price of $0.50 per share	20,000

Total	964,307	125,994

Less: current portion	(964,307)	(125,994)

Long term portion	$—	$—

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

In late April and early May 2006, the Company issued convertible notes to the investors in exchange for $325,000, exclusive of placement costs and fees. The convertible notes accrue interest at 8% per annum and are due and payable one year from the date of the note, i.e. April 2007 and May 2007, respectively. Note holders have the option to convert any unpaid note principal, together with accrued and unpaid interest, to the Company’s common stock at a rate of $0.50 per share.

In September 2006, the Company issued a convertible note to an investor in exchange for $20,000, exclusive of placement costs and fees. The convertible note accrues interest at 8% per annum and is due and payable one year from the date of the note, i.e. September 2007. The note holder has the option to convert any unpaid note principal, together with accrued and unpaid interest, to the Company’s common stock at a rate of $0.50 per share.

In accordance with EITF 98-5, the Company recognized an imbedded beneficial conversion feature present in the convertible notes. For each note issuance, the Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured aggregate proceeds equal to the principal value of the notes, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible notes payable. The debt discount attributed to the beneficial conversion feature is amortized over the convertible notes payable maturity period one year as interest expense.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE G - NOTES PAYABLE -RELATED PARTIES

A summary of promissory notes payable to related parties at September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005 Restated-See Note L
Note payable to a shareholder, principal and interest note of $6,000 payable on December 31, 2005, extended to March 31, 2006; management is negotiating an additional extension	$12,000	$12,000

Note payable to a shareholder, principal and interest of $7,500, payable on December 31, 2005, extended to December 31, 2006: management is negotiating an additional extension	15,000	15,000

Note payable to a shareholder, principal and interest of $5,000, payable on December 31, 2005, extended to March 31, 2006; management is negotiating an additional extension	10,000	10,000

Note payable to a shareholder, principal and interest of $1,000, payable on December 31, 2005, extended to June 30, 2006	2,000	2,000

Total	39,000	39,000

Less: current portion	(39,000)	(39,000)

Long term portion	$—	$—

NOTE H - CAPITAL STOCK

The Company is authorized to issue 3,000,000 shares of preferred stock with par value $.001 per share, 100,000,000 shares of common stock with par value of $.001 per share.

The Company had 15,038,924 and 10,843,377 shares of common stock issued and outstanding at September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 and December 31, 2005 the Company had no preferred stock issued and outstanding.

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
SEPTEMBER 30, 2006
(UNAUDITED)

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

In September 2006, the Company issued 53,333 shares towards debt issuance costs. These shares were valued at $26,667 or $0.50 per share.

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

	Warrants Outstanding (as of 9/30/06)			Warrants Exercisable (as of 9/30/06)
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.87	1,808,307	3.50	$0.87	1,808,307	$0.87
0.87	518,077	4.00	$0.87	518,077	$0.87
1.04	890,995	4.00	$1.04	890,995	$1.04
	3,217,379	3.71		3,217,379

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE I - OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Price Per Share
Outstanding at January 25, 2005 (date of inception)	—	$—
Granted	2,291,384	0.87
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2005	2,291,384	$0.87
Granted	925,995	$1.03
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2006	3,217,379	$0.92

The Company did not grant any compensatory warrants to employees during the period ended September 30, 2006 and 2005. Compensation expense of $0 was charged to operations for the period ended September 30, 2006 and 2005 in relation to the outstanding warrants.

Stock Option Plan

In April 2005, FIIC, Inc. adopted the FIIC 2005 Stock Option, Deferred Stock and Restricted Stock Plan, which was assumed by the Company as part of the Merger. As of September 30, 2006 and December 31, 2005, no options or stock awards have been granted under the Plan.

NOTE J - RELATED PARTY TRANSACTIONS

The Company has received unsecured, non-interest bearing advances from a related party totally $147,500 (including $100,000 for the license fee - refer to note D). Of this amount, $39,905 and $104,977 remains unpaid as of September 30, 2006 and December 31, 2005 respectively.

The Company has expensed monthly consulting fees of an aggregate of $25,000 per month for seven individuals who are directors and/or officers or who are intended to serve as key personnel. As of September 30, 2006 and December 31, 2005, there remains $322,000 and $228,000 respectively unpaid and included in accounts payable and accrued expenses.

Effective February 1, 2005, the Company entered into a sublease agreement with a related party for office space and overhead expenses at $5,000 per month. As of September 30, 2006 and December 31, 2005, there remains $55,000 and $43,000 respectively unpaid and included in accounts payable and accrued expenses arising from this sublease agreement.

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

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE K - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In February 1, 2005, the Company entered into a sublease agreement with a related party for office space and overhead expenses on month to month basis at $5,000 per month. Total lease rental expense for the nine months ended September 30, 2006 and 2005, was $45,000 and $40,000, respectively.

Employment and Consulting Agreements

As of September 30, 2006, the efforts of the Company’s named executive officers, directors and key personnel have been primarily for no, nominal and/or deferred compensation. On February 7, 2006, FIIC executed a written consulting agreement with Chief Executive Officer, James France, documenting his consulting arrangement and confirming the continuance of such arrangement until such time as the Company has sufficient funds to formalize the terms of and execute an employment agreement with Mr. France. The Company intends to enter formal employment agreements with all of its executive officers and key personnel as it seeks to license and launch its insurance operations.

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings as of September 30, 2006.

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

All of the above noted transactions occurred subsequent to October 1, 2005; therefore, the Unaudited Condensed Consolidated Statement of Losses and Unaudited Condensed Consolidated Statement of Cash Flows for the periods ended September 30, 2005 were unaffected by the respective restatement as of December 31, 2005.

FIIC HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE M - SUBSEQUENT EVENTS

In October 2006, the Company entered into three convertible promissory notes for a combined total of $60,000. The notes all accrue interest at 8.0% annually and all interest and principal mature in October 2007. The entire amount of the principal and accrued interest is convertible at any time by the holder at a rate of $0.50 per share. As additional incentive, each holder received a loan closing fee of restricted shares of the Company; the combined total of 160,000 shares being  issued.

On November 1, 2006, the Company and Oceanus Value Fund, L.P. executed a third amendment to their existing securities purchase agreement and convertible note, extending the maturity date of the note to December 31, 2006.

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

The following discussion of our financial condition and results of operations as of September 30, 2006 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “FIIC,” “we,” “us,” and “our” refer to FIIC, Inc. and FIIC Holdings, Inc.

Cautionary Note About Forward-Looking Statements

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking. For example, our forward-looking statements may include statements regarding:

•	the possible effect of inflation, changes in interest rates and other economic changes on our costs, including the possible effect of future changes in operating costs and capital expenditures;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	this being a start-up situation, the timing of cash requirements, our ability to fund our proposed working capital requirements and our projected profitability;

•	our ability to protect our intellectual property, including maintaining our exclusive license to use the FIIC Underwriting Data and Standards;

•	our ability to obtain all necessary government certifications and/or licenses to conduct our insurance business, and the cost of complying with current and future governmental regulations;

•	market acceptance of our products and services;

•	the accuracy of our underwriting model;

•	variations in quarterly operating results;

•	the depth and liquidity of the market for our common stock;

•	the timing and size of any future offerings of our securities; and

•	general economic and other national conditions.

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

Start−Up Plan

Licensing of FIIC Database Content and Technology

On March 17, 2005, FIIC entered into a Database Access and Content License, Hosting and Support Agreement with FIIC Research and Development, LLC (“FIIC LLC”); the parties amended this agreement on November 7, 2005, in relation to the receipt of certain bridge financing from Oceanus Value Fund, L.P. (the “Bridge Financing”). FIIC LLC developed the FIIC Database Content and Technology, including an extensive database of insurance underwriting data and standards for use in connection with insurance policies that insure investors against the risk of the loss of capital in certain business entities, specially−designed supporting software applications, and technology and database−specific workflow definitions, decision processes and models for managing such applications and utilizing the database and its contents. The license agreement provides us an exclusive and perpetual license to access and use the FIIC Database Content and Technology to obtain the underwriting data, standards and other information for the purpose of underwriting its Investor Protection policies. We also have the right to grant nonexclusive sublicenses to third parties involved in underwriting Investor Protection policies, while FIIC LLC is obligated to continue to host, maintain and augment the FIIC Database Content and Technology. In consideration for the license, FIIC issued to FIIC LLC 9,792,000 shares of its common stock, 5− year warrants to purchase 1,808,307 shares of its common stock at an exercise price of $0.87 per share and became obligated to pay a $100,000 fee. In April 2006, the Company issued 127,000 shares to a current director and shareholder valued at $0.001 per share, to correct a mathematical error in the calculation of shares owed to this individual as a member of FIIC Research & Development LLC pursuant to that license agreement. The total licensing fee of $109,919 was expensed prior to June 30, 2006, but $39,095 of the balance remained payable to FIIC LLC as of September 30, 2006.

Merger with a Public Company

The completion of the merger with Nicklebys.com, Inc. on February 28, 2006 satisfied the second aspect of our start−up plan. Our management believed that becoming a public company would afford increased market liquidity and enhanced access to the capital markets, allowing us to better manage and satisfy our significant funding requirements during the start−up and initial operational period. Further, management believes that our status as a public company will enable us to make further acquisitions of assets or businesses in support of the intended long−term growth of our insurance business using our securities as consideration and will offer a competitive advantage when competing with other parties in the marketplace for such acquisitions. In addition, becoming a public company has provided us with increased visibility in the financial and insurance communities within a short timeframe and is providing increased transparency for our initial investors and customers. Although the merger cost us approximately $367,000 in legal, accounting and other related expenses beyond the merger consideration itself, including all closing costs, our management believes that we have had greater access to funding sources for our start−up activities based on our becoming a public company, and that we will continue to reap the benefits in the near future.

Bridge Financing and Private Placement

We engaged in a Bridge Financing and planned a Private Placement, as described below, to provide the initial funds necessary to establish the working capital reserves with the D.C. DISR in conjunction with the formation and licensing of our planned insurance entities. Although we received funding from the Bridge Financing, we have ultimately not relied on this transaction to fund our operational activities as originally anticipated. However, we continue to anticipate receipt of significant funding from the planned Private Placement. As of September 30, 2006, we estimate that the Bridge Financing, as amended, cost us approximately $120,000 in legal, accounting, consulting and other related fees and expenses. In addition, we anticipate that the Private Placement will cost us approximately $400,000 in such expenses and commissions.

Bridge Financing

In August 2005, FIIC, Inc. entered a consulting agreement with Bridgewater Capital Corporation (“Bridgewater”) for general business advisory and consulting services, including assisting FIIC, Inc. to locate and secure bridge financing. Subsequently, Bridgewater introduced FIIC, Inc. to Oceanus Value Fund, L.P. (“Oceanus”) and assisted in bridge financing negotiations. In November 2005, FIIC, Inc. executed a note purchase agreement with Oceanus under which it issued a $350,000 Senior Secured Promissory Note bearing annual interest at 12%. On February 28, 2006, concurrent with the closing of the Merger, we entered into a securities purchase agreement with Oceanus, pursuant to which we issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% and a warrant to purchase 890,995 shares of the Registrant’s common stock, in exchange for the senior secured note previously issued to FIIC, Inc. in November 2005. We refer collectively to the issuance of these notes and warrants as the Bridge Financing. Immediately subsequent to execution of the securities purchase agreement and the issuance of the senior secured convertible note in February 2006, the parties also executed an amendment to the securities purchase agreement, extending the term of the convertible note to May 29, 2006, providing for partial repayment of the note and releasing certain pledge agreements entered into in support of the note. On September 1, 2006, the parties executed a second amendment to the securities purchase agreement and convertible note, further extending the maturity date of the convertible note to September 30, 2006. The other terms and conditions of the note and the security and guaranty associated with it are described in greater detail in our Current Report on Form 8-K/A filed on June 6, 2006 with the SEC. As of September 30, 2006, we had not paid the pending principal balance of $92,000 or accrued interest of $6,473 and were in default under the terms of the amended Oceanus Note. On November 1, 2006, we executed a further amendment to the securities purchase agreement convertible extending the term of the convertible note to December 31, 2006.

Private Placement

As previously described in our Current Report on Form 8-K/A filed on June 6, 2006 with the SEC, we have engaged a placement agent in connection with a planned private placement (the “Private Placement”) of our common stock. Although originally intended to be conducted concurrent with the merger process, to date we have not yet launched the Private Placement due to ongoing negotiations with the Placement Agent and timing issues arising from the restatement of our financial statements for the year ended December 31, 2005. When completed, if at all, we anticipate that the net proceeds from the Private Placement will be used to repay outstanding short-term debt and to fund the working capital reserve account required to obtain a license from the Washington, D.C. Department of Insurance and Securities Regulation, in support of our planned application to establish a Risk Retention Group, or RRG. We must successfully establish an RRG and obtain a license for the RRG before launching our insurance operations. Funds received beyond those needed to repay debt and fund the regulatory working capital reserve, if any, will be used for general corporate purposes, including working capital, marketing and expanding our technical employee base.

THIS QUARTERLY REPORT IS NOT AN OFFER OF SECURITIES FOR SALE. ANY SECURITIES SOLD IN THE PRIVATE PLACEMENT WILL NOT BE REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES UNLESS REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR PURSUANT TO AN EXEMPTION FROM SUCH REGISTRATION.

Establishment and Licensing of Insurance Entities

Our revenue model primarily depends on its use and management of the FIIC Underwriting Data and Standards, as licensed from FIIC LLC, in support of the sale of Investor Protection insurance policies through FIIC RRG, with reinsurance and operational support provided by FIC and FGA, respectively. However, we are unable to launch our planned insurance operations and therefore cannot generate any operational revenues until these insurance entities are formed and licensed as required by the D.C. DISR. The key items required to complete this stage of FIIC's start−up plan are the completion and submission of the licensing application and the funding of the required working capital reserves. We are in the process of preparing the application for the establishment and licensing of the three entities; initial drafts of the feasibility studies required by the applications were completed in October 2006. Further, the D.C. DISR requires a company to maintain one dollar in working capital on reserve for every $2.00 of insurance premium to be written prior to the establishment and licensing of a RRG. In support of FIIC RRG, FIIC will provide an initial reserve of $100,000 cash and an additional $400,000 pursuant to a FIIC, Inc. Surplus Note to satisfy the funding requirements. In support of FIC, FIIC will provide an initial reserve of $100,000 cash and an additional $300,000 pursuant to a FIIC, Inc. Surplus Note to satisfy the funding requirements. It is estimated that each Surplus Note would be repaid over a five−year period subject to the approval of the D.C. DISR. However, due to recent and ongoing reviews by the D.C. DISR and other regulators of the surplus levels of various RRGs, the D.C. DISR may require even greater surplus levels at its discretion. FIIC applied a portion of the funding received from its May 2006 issuance of convertible notes in a private transaction towards the required actuarial feasibility studies, which were completed in October 2006. However, we do not anticipate filing the completed application until FIIC has the necessary capital to fund the required reserves, likely upon receipt of the Private Placement net proceeds. Once the application is filed, we expect the operating structure for the three new insurance entities to be formally established and licensed within 90 days, including the licensing of FIIC RRG and FIC in the District of Columbia and at least one state, likely Ohio.

Capital Resources and Liquidity

To date, we have primarily obtained financing for our Merger and other aspects of the Plan of Operation presented above via debt financing. Most recently, in September 2006, we borrowed $20,000 of funds from an existing shareholder via a one-year convertible note. As of September 30, 2006, we owe $39,000 in principal under demand notes from certain stockholders and another $1,137,000 in principal under convertible notes, as compared to $39,000 in demand notes as of September 30, 2005. We anticipate that additional funds will become available to FIIC in subsequent debt financings and through the planned Private Placement, to fund our planned launch and growth of operations over the coming twelve months.

As of September 30, 2006, we had cash and cash equivalents and restricted cash of $566 and current liabilities of $2,001,448 as compared to cash and cash equivalents of $376 and current liabilities of $446,046 as of September 30, 2005. As of September 30, 2006, we had an accumulated operating deficit of $3,937,070, as compared to the accumulated operating deficit of $334,170 as of September 30, 2005. This deficit has continued to increase in the subsequent months, and will continue to do so at least until our insurance entities become fully licensed and operational.

Use of Available Funds

We believe that if we can successfully launch and complete the Private Placement, or complete an equivalent round of financing, prior to the end of the fiscal year, our current capital resources will be sufficient to cover all startup costs, reserve requirements and operating expenses for twelve months, including the anticipated initial six months of its insurance operations. While we have raised capital to met our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing, which may take the form of debt, convertible debt or equity, in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required. FIIC currently anticipates allocating its capital resources as follows:

Debt Repayment

To the extent possible, we will defer repayment of all outstanding debt obligations until receipt of net proceeds from either the planned Private Placement or an equivalent round of financing. To the extent some amount of principal or interest is to be repaid prior to such financing, we are relying on the net proceeds from our recent convertible note issuances. Our management believes that a majority, if not all, of our currently outstanding convertible notes as of September 30, 2006, in the aggregate principal amount of $1,137,000 will convert into equity upon maturity and thus not require repayment; if such conversion were to occur we would issue over time at least 2,443,538 shares of our common stock, not including any shares issuable upon conversion of accrued interest.

For the nine months ended September 30, 2006, net interest expense related to outstanding debt was $411,507, an increase from $7,904 from the inception in January 2005 through September 30, 2005.

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

Operating Expenses

Any funds received beyond those needed to repay debt, fund the regulatory working capital reserves and provide the insurance entities with initial working capital will be used for our general corporate purposes, including initial product development, marketing and employee costs. Within the next twelve months, including the anticipated initial six months of its revenue−producing insurance operations, we anticipate spending up to $83,000 on intellectual property rights and product development costs, including payment of the $39,095 owed to FIIC LLC under the license agreement for the FIIC Database Content and Technology, $12,000 on Dun & Bradstreet information fees, $1,000 on web services and support and $30,000 on the part−time employment of an information technology specialist. During this period, we also anticipate incurring up to $93,000 in legal expenses relating to the launch of its operations and general corporate governance and $150,000 in audit−related expenses. We also plan to spend up to $40,000 towards market development in the next twelve months, including designing and placing its advertising on−line and developing other sales tools. Other anticipated operating expenses during this initial period include payment of $177,000 in consulting fees, approximately $60,000 in overhead expenses such as copy, fax and phone charges and basic travel expenses, and additional funds, as available, towards reducing our accumulated deficit. There are no plans nor is there any necessity to purchase any significant equipment, beyond basic office computers and related technology.

Within the first six months of the launch of our insurance operations, we will rely on our executive officers, supported by independent consultants, to fulfill all operational functions. We do not anticipate hiring additional part−time or full−time employees until we approach the operational benchmark of 100 policies sold, although we may continue partial or occasional payment of the accrued consulting fees earlier if there are available, unallocated funds. We anticipate initiating payment of executive salaries shortly after the planned insurance subsidiaries are established and fully licensed for operations and each individual executes an employment agreement.

For the three months ending September 30, 2006, our total operating expenses were $230,144, as compared to $305,657 for three month period ending September 30, 2005. Operating expenses for the three months ending September 30, 2006, consisted of $229,208 of general and administrative expenses and $937 of depreciation. The period-to-period decrease reflects our initial start-up costs and costs associated with the launch of the merger process. We anticipate that general and administrative expenses will grow in coming periods as we establish our operating entities and launch our operations. During the three month period ending September 30, 2006, we incurred other (non-operating) expenses of $362,619, as compared to $7,115 of other expenses for the three months ending September 30, 2005. Acquisitions costs of $301,199 represented a significant portion of the other expenses for the nine months ending September 30, 2006; during that period net interest expense totaled $411,507 and our debt issuance costs totaled $869,985. We anticipate that we will continue to incur significant interest expense in relation to the notes currently outstanding, until such time as we repay the debt or convert the notes, where applicable under their terms, into equity securities of the Company.

Launch of Revenue−Producing Insurance Operations

Upon launch of our insurance operations, we anticipate generating revenues primarily from the sale of our Investor Protection insurance policies. In the initial six months of our insurance operations, we project issuing 17 policies at a maximum total investment per business of $250,000, generating an average premium of ten percent (10%) and thereby yielding $425,000 gross premiums revenue in this initial operational period. Based on our management’s analysis of new business starts in the Ohio area, its initial target market, we believe that this level of performance represents a projected market penetration of about 0.23%. Further, we will generate related revenues from a $50 fee per application, regardless of the number of resulting policies issued.

We anticipate receipt of 27 applications within initial six months of operations, generating gross application fee revenues of approximately $1,350. We anticipate that actual premium rates will range from 8 to 18 percent based on the risk group of the subject business per the FIIC Underwriting Data and Standards, and that eventually the application fee may also become variable. We also believe that beginning in year two of its operations overall average premium rates may slightly decline, reflecting lower rates for renewals, the potential impact of competition, and any actual claims experiences. We believe that FIIC may be able to write up to 2,000 policies per year in our initial target geographic markets, but continue to project revenues and expenses on a significantly more conservative basis, since it is unknown how quickly the concept of the Investor Protection policy will penetrate the market and how swiftly competition may absorb some of the potential market.

Since the funds in the regulatory working capital reserves cannot be used to fund operations, we may also need additional capital to continue to adequately grow its business post−launch of its insurance operations. The amount of additional capital we may need to raise through public or private equity or debt financings over the next few years will depend on many factors, including:

•	market acceptance and the growth rate of demand, if any, for our Investor Protection policies;

•	the lead time required to execute and generate a revenue stream from customer contracts;

•	changes in the size of the required working capital reserve or other regulatory requirements;

•	availability of opportunities for strategic acquisition of other companies with technology, resources, customers or know−how that will further the growth of our insurance business; and

•	the accuracy of our projections regarding its operating costs, including the costs of regulatory compliance, personnel, legal and accounting costs and the cost of funds.

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Employees

As of September 30, 2006, the efforts of FIIC's named executive officers, directors and key personnel have been primarily for no, nominal and/or deferred compensation. Prior to February 7, 2006, we had not entered any employment or other long−term compensation agreements with our executive officers or other key personnel. We intend to enter formal employment agreements with all of our executive officers and key personnel as we seek to license and launch our insurance operations. However, on February 7, 2006, FIIC, Inc. executed a written consulting agreement with Jim France documenting his consulting arrangement and confirming the continuance of such arrangement until such time as FIIC, Inc. had sufficient funds to formalize the terms of and execute an employment agreement with Mr. France; FIIC Holdings, Inc. assumed this consulting arrangement as a result of the merger process. We anticipate that the terms of all of our employment agreements with its officers will provide for cash and equity compensation an appropriate level for a start−up company, but also recognize the professional experience and forms of expertise each individual brings to FIIC's business. We also anticipate that employment agreements with our officers and other key personnel will include provisions setting forth any severance arrangements, as well as confidentiality and non−competition clauses.

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

Risks Related to Our Operations

We have no operating history, expect to initially incur losses and cannot assure you that we will achieve profitability.

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

As of September 30, 2006, we had an accumulated deficit of approximately $3,937,070. We expect to continue to incur losses over at least the next year, and the amount of future losses is uncertain. Our ability to generate revenue and become profitable will depend on obtaining and maintaining regulatory approvals in the U.S., achieving market acceptance for our Investor Protection policies and related services and successfully executing our business plan. Sales of our Investor Protection policies cannot begin until our insurance entities receive all necessary regulatory approvals. If we fail to generate significant revenues from commercial sales of such investor protection policies, fail to obtain necessary regulatory approvals, or if revenues fail to grow at a pace rapid enough to offset anticipated increases in expenses, we may never achieve profitability.

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

Disruption or termination of our agreement with FIIC LLC could delay or suspend our overall efforts to create a market for our Investor Protection policies. The loss of the license or FIIC LLC’s failure to maintain the licensed technology and data could require us to cease providing products or services using such licensed technology, which would likely result in a significant loss of revenue for our business. In consideration for the license, we issued to shares of our common stock, 5-year warrants to purchase shares of our common stock and became obligated to pay a $100,000 cash fee. As of June 30, 2006, the entire licensing fee had been expensed, but as of September 30, 2006 we still owe FIIC LLC $39,095.

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

We believe that we will have sufficient cash and cash equivalents to meet projected operating requirements for approximately the next 12 months upon completion of either the planned Private Placement or an equivalent round of financing. Since we did not complete the Private Placement within the third quarter, or to date have failed to raise the net proceeds sought, we will need to seek additional funds from public and private stock offerings, borrowings under credit lines or other sources as we continue to plan the Private Placement because, pursuant to district and federal insurance law, the Washington, D.C. Department of Insurance and Securities Regulation (“D.C. DISR”), requires a company to maintain one dollar in working capital on reserve for every $2.00 of insurance premium to be written prior to the establishment and licensing of a risk retention group, or RRG. We are in the process of preparing an application for the establishment and licensing of an RRG for submission to the D.C. DISR, pending the funding of necessary working capital reserve. We anticipate filing of the complete application during the fourth quarter of 2006. If we are unable to fund or successfully complete the required study or the minimum working capital reserve, then it will be unable to launch its operations. Since the funds in the working capital reserve cannot be used to fund operations, we may also need additional capital to continue to grow our business in keeping with market demand if early product sales are steady.

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

As a result of the Bridge Financing, as defined and discussed in detail under “Bridge Financing and Private Placement” under Item 2 herein, Oceanus holds a senior secured convertible promissory note convertible into shares of our common stock at any time (the “Oceanus Note”), including accrued and unpaid interest, and a warrant to purchase additional shares of our common stock. Immediately subsequent to execution of the securities purchase agreement and the Oceanus note, the parties executed an amendment to the securities purchase agreement, extending the term of the Oceanus Note, providing for partial repayment of the Oceanus Note and releasing certain pledge agreements entered into in support of the Oceanus Note. On September 1, 2006, the parties executed a second amendment to the securities purchase agreement and convertible note, further extending the maturity date of the convertible note to September 30, 2006. As of September 30, 2006, we were in default on the amended Oceanus Note, as we had not paid the pending principal balance of $92,000, nor accrued interest of $6,473. Although we subsequently executed a further amendment extending the maturity date of the convertible note to December 31, 2006, no further payment has been made towards the pending principal balance and accrued interest owed.

In support of the Oceanus Note, we executed a security agreement in favor of the noteholder, pledging all of our existing and hereafter acquired assets, including our license for the FIIC Database Content and Technology, as security for the Oceanus Note, and FIIC, Inc. also provided a subsidiary guaranty. In addition, our Chief Executive Officer, President and director, James France, has executed a pledge agreement guarantying our obligations under the convertible note with an aggregate 571,000 shares of his common stock. Because we have not fulfilled our payment obligations under the convertible note, if the noteholder chooses not to convert the Oceanus Note to alternatively satisfy such obligations, under the pledge agreements the noteholder would be entitled to the pledged shares. Although the noteholder could not obtain control of the Company upon receipt of the pledged shares and exercise of our warrant to purchase common stock, the noteholder would obtain a more significant stake in FIIC. Further, upon enforcement of the pledge agreement, Mr. France would lose all of his current holdings of our common stock, and thus may be less likely to exercise his outstanding warrants to re-establish an ownership position and/or may be less inclined to serve in leadership positions. Finally, if the noteholder seeks to exert control over the rights to the FIIC Database Content and Technology on which our business model relies, the noteholder could disrupt our business to the detriment of our results of operations and our other stockholders.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting for that period.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 14, 2006, FIIC Holdings, Inc. (“Registrant”), a Delaware corporation, entered into a Convertible Promissory Note (the “note”), providing an aggregate of $20,000 in proceeds to the Registrant. The note was issued to a current shareholder of the company (the “holder”). The note bears simple interest at 8% per annum, and the principal and any accrued interest is due and payable on or before September 15, 2007. The entire amount of outstanding principal and accrued interest of the note are convertible at any time at the option of the holder into restricted shares of Registrant's Common Stock at a rate of $0.50 per share. However, the note automatically converts into restricted shares of Registrant's Common Stock at the close of Registrant's next round of equity financing yielding gross proceeds of at least $2,000,000. Upon any conversion, the note will cease to represent a debt, and will instead signify only that the holder has a right to receive certificates evidencing the Common Stock to which the holder is entitled. The holder also received a loan closing fee of 53,333 restricted shares of the Registrant's Common Stock, par value $0.001 per share.

Registrant issued the note and the Common Stock related to the loan closing fee, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The holder executed a detailed subscription agreement, including representations to the Registrant that, among other things, (1) he is an accredited investor within the meaning of Regulation D, promulgated under the Securities Act; (2) he is aware of the risks of the investment; and (3) the note was not offered or issued as part of any public offering. No underwriters participated in this transaction.

Item 3. Defaults Upon Senior Securities

As previously reported on a Current Report on Form 8-K/A filed with the SEC on June 6, 2006, and as discussed under Part I - Item 2, “Bridge Financing and Private Placement” above, in February 2006, the Registrant entered into a securities purchase agreement with Oceanus Value Fund, L.P. (“Oceanus”), pursuant to which we issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% (the “Oceanus Note”) and a warrant to purchase 890,995 shares of the Registrant’s common stock (the “Oceanus Warrant”). Immediately subsequent to execution of the securities purchase agreement and the issuance of the Oceanus Note, the parties executed an amendment to the securities purchase agreement, extending the term of the Oceanus Note, providing for partial repayment of the Oceanus Note and releasing certain pledge agreements entered into in support of the Oceanus Note. A legal fee of $3,500 associated with the amendment, and accrued interest through February 28, 2006 was due and payable immediately on February 28, 2006. On September 1, 2006, the parties executed a second amendment to the securities purchase agreement and convertible note, further extending the maturity date of the note to September 30, 2006. As the Registrant had not paid the pending principal balance of $92,000, nor accrued interest of $6,473, as of September 30, 2006, the Registrant was in default under the terms of the amended Oceanus Note. The Registrant executed a further extension to the securities purchase agreement and convertible note on November 1, 2006, extending the maturity date of the convertible note to December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended September 30, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item
4.1	Amendment No. 2 to Securities Purchase Agreement and 12% Senior Secured Convertible Promissory Note dated September 1, 2006
4.2	Amendment No. 3 to Securities Purchase Agreement and 12% Senior Secured Convertible Promissory Note dated November 1, 2006
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIIC HOLDINGS, INC.

Date: November 10, 2006	By:	/s/ James W. France
James W. France President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2006	By:	/s/ Wade L. Estep
Wade L. Estep Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
4.1	Amendment No. 2 to Securities Purchase Agreement and 12% Senior Secured Convertible Promissory Note dated September 1, 2006
4.2	Amendment No. 3 to Securities Purchase Agreement and 12% Senior Secured Convertible Promissory Note dated November 1, 2006
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002