Form 10KSB
period 2006-12-31
FIIC HOLDINGS
filed 2007-05-17
CIK 1077720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|x|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2006
                                -----------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _____________________ to ______________

                        Commission file number 000-33339

                               FIIC HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      20-4397836
 ----------------------------                ---------------------------------
 (State or other jurisdiction                (IRS Employer Identification No.)
      of incorporation)

               1585 Bethel Road, First Floor, Columbus, Ohio 43220
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (614) 326-5469
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Issuer revenues for its most recent fiscal year: $-0-.

Aggregate market value of the voting stock held by non-affiliates: $3,143,981, based on last reported sales price of such stock on the Over-The-Counter Bulletin Board of $0.35 per share on May 14, 2007. For purposes of this calculation only, all directors and executive officers of the issuer have been deemed affiliates. The voting stock held by non-affiliates on that date consisted of 12,575,923 shares of common stock.

Number of shares outstanding of each of the issuer's classes of common stock at December 31, 2006:

Common Stock: 15,372,258

Transitional Small Business Disclosure Format:   Yes |_|  No |X|

                                TABLE OF CONTENTS

                                                                            Page

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS                               3
PART I                                                                         3
Item 1.      Description of Business                                           3
Item 2.      Description of Property                                          24
Item 3.      Legal Proceedings                                                24
Item 4.      Submission of Matters to a Vote of Security Holders              24
PART II                                                                       26
Item 5.      Market for Common Equity and Related Stockholder Matters         26
Item 6.      Management's Discussion and Analysis or Plan of Operation        30
Item 7.      Financial Statements                                             43
Item 8.      Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure                                         44
Item 8A.     Controls and Procedures                                          44
Item 8B.     Other Information                                                44
PART III                                                                      44
Item 9.      Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act       45
Item 10.     Executive Compensation                                           50
Item 11.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                       51
Item 12.     Certain Relationships and Related Transactions                   53
Item 13.     Exhibits                                                         54
Item 14.     Principal Accountant Fees and Services                           56
SIGNATURES                                                                    57

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding management's expectations, hopes, beliefs, intentions or strategies regarding the future, including the business environment in which we operate, our financial condition and results of operations, and the expected impact of the Merger, as defined in Item 1, on the Registrant's financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "might," "plans," "possible," "potential," "predicts," "projects," "seeks," "should," "will," "would" and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking. For example, our forward-looking statements may include statements regarding:

      o the possible effect of inflation, changes in interest rates and other economic changes on our costs, including the possible effect of future changes in operating costs and capital expenditures;

      o competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

      o this being a start-up situation, the timing of cash requirements, our ability to fund our proposed working capital requirements and the expected projected profitability;

      o our ability to protect our intellectual property, including maintaining our exclusive license to use the FIIC Underwriting Data and Standards;

      o our ability to obtain all necessary government certifications and/or licenses to conduct our insurance business, and the cost of complying with current and future governmental regulations;

      o     market acceptance of our products and services;

      o     the accuracy of our underwriting model;

      o     variations in quarterly operating results;

      o     the depth and liquidity of the market for our common stock;

      o     the timing and size of any future offerings of our securities; and

      o     general economic and other national conditions.

The forward-looking statements contained in this annual report are based on management's current expectations and beliefs concerning future developments and their potential effects on the Registrant. There can be no assurance that future developments actually affecting the Registrant will be those anticipated. For further discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, please carefully review the "Risk Factors" set forth under "Item 1. Description of Business," below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

                                     PART I

Item 1. Description of Business.

Overview

      The Registrant was initially organized and operated as Nicklebys.com, Inc., a Colorado corporation. On July 19, 2005, Nicklebys.com, Inc. ("Nicklebys"), Nicklebys' wholly-owned subsidiary Nicklebys Acquisition Corp. and certain existing stockholders of the Registrant entered into an Agreement and Plan of Merger (the "Merger Agreement") with FIIC, Inc., pursuant to which the Merger Sub would merge with and into FIIC, Inc., with FIIC, Inc. being the surviving corporation (the "Merger"). Upon closing of the Merger on February 28, 2006, FIIC, Inc. became a wholly-owned subsidiary of the Registrant; the Registrant changed its name to FIIC Holdings, Inc. and reincorporated in the State of Delaware.

      Since the Merger closed subsequent to the reporting period covered by this Annual Report on Form 10-KSB, this Report includes descriptions of both the Registrant's business as it existed prior to the Merger and of the Registrant's business post-Merger to ensure that the disclosure included herein is complete and not misleading. Reference to the "Registrant" refers to Nicklebys.com, Inc. prior to February 28, 2006, and to FIIC Holdings, Inc. since that date.

Business Development

      During the 2006 fiscal year, the Registrant's sole business function remained seeking capital funding sources or partners to meet capital funding for certain regulations for Capital and Surplus requirements. After completion of a feasibility and actuary research report on the Registrant's proposed insurance product, the Registrant introduced FIIC, Inc product concept in June 2006. Throughout June and July 2006, the Registrant continued to seek an investment banker to handle fund raising activity. Midas Securities was engaged for this purpose post the reverse merger between Nickelby's and FIIC, Inc. However, in November 2006 Midas was released and FIIC began a search for a new firm to handle the funding activity.

      Immediately after the closing of the Merger, the Registrant reincorporated from the State of Colorado to the State of Delaware and changed its corporate name to FIIC Holdings, Inc. The shares of common stock of the Registrant are now quoted on the Over-the-Counter Bulletin Board under the symbol "FIIH.OB" to reflect the recent corporate name change.

      The Registrant reported the closing of the Merger and the related transactions on a Current Report on Form 8-K filed March 6, 2006. Although the Merger did not close during the period covered by this annual report, the Registrant has included the discussion of the closing of the Merger above and discussion related to FIIC Holdings, Inc. throughout this Report to avoid confusion about the Registrant's business going forward and to provide context for both the historical and forward-looking disclosure required.

FIIC Holdings, Inc.'s Business

      Overview

      FIIC Holdings, Inc. is an organizational stage company in the process of establishing itself as an insurance holding company. To conduct its business, FIIC Holdings, Inc., though its operating subsidiary FIIC, Inc. (collectively, "FIIC"), is forming and capitalizing three affiliated operating entities, including a Risk Retention Group to write insurance policies, an Agency Captive insurance company to provide reinsurance, and a Master Group Agency providing operations services to the other two insurance entities. FIIC has an exclusive license to access and use a proprietary set of underwriting data and standards, known as the FIIC Underwriting Data and Standards, and an associated web-based interface, collectively known as the FIIC Database Content and Technology. Through the planned insurance entities, FIIC intends to use this proprietary information and technology to underwrite a new form of insurance policy, designated as an Investor Protection policy, designed and intended to bolster investment in new and growing businesses by insuring businesses, which will then name their investors as beneficiaries, against certain kinds of business failure. FIIC's objective is to provide a stable investment environment for small business investors through the strict application of its underwriting criteria. FIIC anticipates that it will primarily generate revenues from insurance premiums, but also anticipates generating revenues through sublicensing fees, agreements with strategic partners and sponsorships.

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

      Market Opportunity

      On average from 1990-2002, 120,000 new businesses started in the United States per year, 73% of which were small businesses as defined by the regulations of the Small Business Administration (the "SBA"). Although varied slightly by Standard Industrial Classification code ("SIC code"), a "small business" generally has $500,000 or less in annual revenues and 500 or fewer employees. According to the U.S. Census Bureau Statistical Abstract of the United States (2000), business failures among new small businesses historically averaged 9 to 11%, while business failures among existing corporations averaged
1.03 to 1.22%. However, the potential for business failure, especially among new businesses, often makes it difficult for such businesses to obtain adequate working capital, in effect furthering their potential for failure. Although investment in small businesses grew rapidly from 1995 to 2000, due primarily to investment of large amounts of venture capital, this trend has reversed. After the unfortunate events of September 11, 2001 and the various scandals that have rocked the public markets in recent years, venture capital investment dropped significantly from 2000 to 2001 and continued to decline in subsequent years. Generally, investors of both equity and debt capital have become increasingly reluctant to invest in new or developing businesses, crippling the ability of entrepreneurs and growth business alike to attract needed capital. In addition, the SBA has significantly limited its small business funding over the last two years. During January 2004, it was widely reported that Congress's inadequate funding of the SBA had caused the SBA to reject over 1,000 pending small business applications, representing just a single month's worth of applications and about $600 million of requested capital.

      Investor Protection Policy

      FIIC believes that the risk assessment and investment protection needs of the financial community are not currently being adequately addressed, and seeks to leverage the demand within current investment community for better investment risk management. FIIC aims to create a less risky approach to investment in new and developing businesses by lessening the risk of capital loss by investors due to a business failure. Over the course of the last decade, James W. France, FIIC's founder, President and Chief Executive Officer, has developed the concept for an Investor Protection Policy, designed and intended to provide a stable investment environment for small business investors in the form of a contract liability insurance policy covering the investment exposure of outside investors in operational start-up or developing small businesses against certain kinds of business failure. The ability to purchase an Investor Protection policy shall be offered to new and existing businesses, where the business and the potential outside investors meet the necessary parameters of the FIIC Underwriting Data and Standards. The investor is the policyholder. In the event of a covered business failure, the insured investors/lender would receive the payout under the policy, without having to wait to determine the post-failure value and return, if any, of their investment.

      FIIC believes that the availability of its Investor Protection policy should encourage hesitant investors to actively engage in investment in small businesses, thereby bolstering investment in new and growing businesses and making increased capital more readily available to such businesses. FIIC believes that, if successful, the availability of the Investor Protection policy and FIIC's user-friendly online underwriting process will assist new and growing businesses in developing a stronger relationship with their funding sources, in part by enabling faster funding decisions within the investment community. In 2006 there were more new business starts during the first quarter then in all of the previous 2005 year. We are seeing the largest growth in new business start business birthrate in U.S. History according to recent statistics from to The Small Business Administration, an increase of almost 25% over prior periods. Further, FIIC will seek to promote market confidence by assisting investors in becoming better prepared when considering small business opportunities.

      FIIC Database Content and Technology

      FIIC has an exclusive license from its affiliate FIIC Research & Development, LLC ("FIIC LLC") to access and use a proprietary set of underwriting data and standards, known as the FIIC Underwriting Data and Standards, and an associated web-based interface, collectively known as the FIIC Database Content and Technology, designed to support for the underwriting process for insuring new capital invested in new and growing businesses by qualified outside investors. Through its planned insurance subsidiaries, FIIC intends to use this proprietary information and technology to underwrite its Investor Protection policies.

      FIIC LLC was formed in 2000 to determine the feasibility of developing and offering an Investor Protection Policy, and eventually developed the FIIC Database Content and Technology, including the FIIC Underwriting Data and Standards. The FIIC Database Content and Technology includes a specially-designed, proprietary database of SIC classified companies, developed from multiple public sources, that identifies the success and failure rates of U.S. businesses since 1984. This information is the source for FIIC LLC's development of business mortality tables organized by SIC Code, which form the actuarial basis for the FIIC Underwriting Data and Standards that will be central to FIIC's planned underwriting process. In addition, the FIIC LLC Database Content and Technology includes software incorporating funding strategies and industry and segment specific risk assessment developed for consistent application of the FIIC Underwriting Data and Standards; a web interface for completion and processing of customer and investor applications and interaction with the policy sales force; and sample forms of policies, application questionnaires and promotional materials, all designed and intended to make most efficient use of the FIIC Database Content and Technology and resulting FIIC Underwriting Data and Standards and the supporting software functions.

In March 2005, FIIC LLC granted FIIC, Inc. a perpetual, worldwide license for access to and use of the FIIC Database Content and Technology, along with the right to sublicense the technology in limited circumstances. The License fee obligation was met in the during the third quarter 2006. FIIC LLC is obligated to maintain and continue to develop the FIIC Database Content and Technology, while FIIC will adapt the licensed data and technology to serve its marketing and underwriting needs as they evolve. As FIIC gains additional information about various industries, business success or failure rates, and the factors influencing such rates, it will share this information with FIIC LLC to assist in the maintenance and updating of the underlying database. In 2006 FIIC Holding reached agreement with Fair Issac Corporation, FICO (FIC) to provide the inclusion of their Small Business Scoring Services (SBSSSM) 6.0 as an integral part of the underwriting operations in the new Investor Protection insurance product that will ultimately help FIIC more effectively achieve the business goals.

      Insurance Entities

      To conduct its business, FIIC is forming and capitalizing three operating insurance entities:

      o Federated Investors Insurance Company Risk Retention Group ("FIIC RRG") shall write the Investor Protection policies;

      o Federated Insurance Captive ("FIC"), an agency captive insurance company, shall provide reinsurance coverage to FIIC RRG; and

      o Federated Group Agency ("FGA"), a master group agency, shall provide operations services to FIIC RRG and FIC.

      Federated Investors Insurance Company Risk Retention Group

      FIIC RRG will be incorporated, domiciled and licensed in the District of Columbia and will be owned by its investor policyholders. Risk Retention Groups are insurance companies formed and operated pursuant to the federal Liability Risk Retention Act of 1986 (the "RRG Act"). The RRG Act allows homogeneous groups to establish insurance companies to write liability coverage for businesses that fall within the definition of those groups, as long as the RRG policyholders become owners of the RRG insurance company. Thus, FIIC RRG will assess a 10% subscription fee on each annual premium paid by the policyholders, and classify such fee as a capital contribution; thus ensuring that all policyholders are also owners of the Company. Camelback Captive and Risk Management Services, Inc. ("Camelback"), a non-affiliated company specializing in the management of risk retention groups and captive reinsurance companies, will initially be responsible for the day to day management of FIIC RRG pursuant to a management agreement. To fund its required working capital reserve with the District of Columbia Department of Insurance, Securities and Banking ("D.C. DISB"), FIIC will initially provide RRG with $100,000 of cash and $400,000 in the form of a surplus note to be repaid over a five-year period, subject to the approval of the District of Columbia regulators. FIC will provide initial reinsurance support for FIIC RRG, as described below, and any additional reinsurance support required will be sought from other reinsurers approved by the District of Columbia.

      Federated Insurance Captive

      FIC will provide reinsurance to FIIC RRG, written initially on a quota-share basis, meaning that 80% of the net commissions on premiums collected shall be ceded to FIC from RRG, with FIIC RRG assuming 20% and FIC assuming 80% of the risk on the policy. FIC shall also be incorporated and domiciled in the District of Columbia, and will be wholly owned and operated by FGA. To fund its required working capital reserve with the D.C. DISB, FIIC will initially provide FIC with $100,000 of cash and $300,000 in the form of a surplus note to be repaid over a five-year period, subject to the approval of the District of Columbia regulators. Camelback will also initially be responsible for the day to day management of FIC pursuant to a management agreement.

      Federated Group Agency

      FGA was incorporated in Ohio in December 2005, is domiciled in Columbus, Ohio, and will wholly own and operate FIC. FGA will provide operations support for FIIC RRG and FIC, in conjunction with the management efforts of Camelback. FGA will provide operational support for the sales, underwriting, policy-issuance, accounting, field personnel and claims functions. FIIC intends that FGA's key employees shall all have experience in corporate financial planning, investment banking, risk management or asset management.

      Initial Target Market

      Research into the potential marketability of the FIIC Investor Protection policy has centered on identifying the annual numbers of newly formed business corporations that actually commence operation, as opposed to newly formed businesses overall. Further, based on the significant business failure rate between businesses in their first year versus longer existing businesses, FIIC anticipates that by insuring a mix of new corporations and existing corporations on a 50/50 basis actual failures producing claims should only represent approximately 1-2% of all businesses insured by FIIC RRG.

      Of the annual average 120,000 new businesses started in the United States in 1997 and over 650,000 in 2005-6, the Midwest region surrounding Ohio yielded slightly more than 21,000 new businesses. FIIC initially intends to target its sales efforts to new and developing small businesses in Ohio. FIIC aims to underwrite approximately 0.4%, 0.8% and 1.0% of the historical new business starts in Ohio during its first three operations years at an average premium of 10% over the amount insured and an average total investment of $250,000. FIIC anticipates initially expanding its business beyond Ohio into a 5-state region around Ohio, including Pennsylvania, Indiana, Missouri, Kentucky, and Illinois, and potentially two western states, as soon as it has initiated operations and has adequate reserves to allow sufficient underwriting in these markets. FIIC believes its business will grow primarily through increasing market penetration, eventually attracting later stage businesses seeking capital as well, and through development on additional product offerings viable for financial institutions.

      Marketing Strategy

      FIIC plans to market its Investor Protection policy via the internet as a business-to-business and business-to-client product, as well as through direct licensed sales agents and by creating and leveraging relationships with various business advisors. FIIC will also reach out to entrepreneurs and investors to educate them about the availability and benefits of the Investor Protection policy.

      Corporate Website

      FIIC's product-focused website will be the home page for the application for the Investor Protection policy. This website will provide access to a demonstration of the FIIC application and underwriting process and a detailed description of the Investor Protection policy. FIIC also plans to offer monthly informational features on this website, including updated financial news, announcements of periodic updates of FIIC's product or service offerings and links to and information on FIIC's strategic partners who can provide support services to businesses or their investors. By tracking the visits and inquiries made via this website, FIIC also intends to collect data from investors and businesses that it hopes will further facilitate its understanding of the investment community's current and potential needs.

      Direct Sales

      FIIC may also take on commissioned insurance sales agents who have producer insurance licenses and experience in dealing with the insurance needs of business clients. Although approached by a sales agent, the application and underwriting process for such sales will still rely on use on FIIC's centralized on-line process.

      Press Releases

      FIIC intends to use press releases to generate website traffic and inquiries regarding the Investor Protection policies. Press releases will be issued as the company reaches certain milestones, enters agreements with new strategic partners and roles out new reference information and useful links on its websites.

      Application and Underwriting Process

      Application Process

      FIIC's application will be readily available for review and completion on its website. The application for the Investor Protection policy will provide basic data about the applicant business, information concerning the adequacy of the business venture's planning and funding to date, and will require representations of both management and the investors or other funding source regarding the anticipated financing structure.

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

      Upon submission of the application and acceptance of a nominal application fee payment, FIIC anticipates that the website technology will be programmed to automatically pull appropriate credit bureau reports and Fair-Isaac information on the business and its primary owner/operator. Further, FIIC anticipates that the website will trigger the licensed software from FIIC LLC to access the database of business failure data, generate several statistics based on the appropriate SIC code, including the failure rate of the applicant's industry currently and the failure rate of the businesses within the specific SIC code currently and over time (up to 10 previous years). The licensed programming should then report out this data via e-mail to the FGA administration screen and by e-mail to the applicant. Subsequently, the licensed technology shall reduce all input and generated data points on the applicant company into four areas (basically covering business, management, marketing, and capital planning), which will be used by the underwriting committee to rate the business and approve or disapprove of issuing the policy.

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

      If the application is approved, FIIC will send an e-mail report to the applicant and the website's status board will be updated to show the approval. The applicant may then request a draft policy be provided for its use in communicating the nature and benefits of the policy to the potential investors. In order to qualify as a beneficiary under the policy, the investor(s) must enter the website and fill out an investor application, which will then be linked to the application of the business. From this application, FGA will determine if an investor(s) is or is not an accredited investor. FIIC may provide non-accredited investors as beneficiaries under an Investor Protection policy with coverage for up to $10,000 in one business, and intends to provide accredited investors coverage for up to $50,000 per business. If an investor wants to invest more he or she will have the opportunity to appeal to the Underwriting Committee via the website.

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

      Competition

      The offering of investor protection insurance products is relatively new. Although conventional products are currently offered, including on-line, FIIC is not aware of any similar business insurance product to the Investor Protection policy. Although various credit unions may insure their members' use of proceeds, credit union insurance covers only one SIC code. FIIC's product will be insuring multiple SIC codes. Other instruments such as surety bonds and letters of credit are useful instruments yet hardly any business averaging a $250,000 investment level, FIIC's target investment level, qualifies for these instruments. FIIC is aware of two offerings that packaged more common and basic financial instruments to provide some investor comfort, but these differed substantially in that they did not insure 100% of the investors' or lenders principal, their claims conditions were very complicated, and the costs did not cover the provision of additional resources, oversight and referral to appropriate consultants, as is included in the premium for the FIIC Investor Protection policy.

      FIIC believes that it will enjoy an initial market advantage until other insurance companies redirect resources and management to seek to become competitive with FIIC. However, FIIC believes the established relationships of its principals with various data compilation sources and industry consultants, including Fair-Isaac, a variety of institutions and many of the consultants or other service providers that will become its strategic partners, will allow FIIC to maintain a competitive advantage. Also, based on the time and effort invested in the development of the FIIC Database Content and Technology, including the FIIC Underwriting Data and Standards, FIIC believes its exclusive license to use the this content and technology will provide it a strong foundation to compete, as other will not have immediate access to the long-term data compiled and organized specifically to support this type of insurance operation. FIIC in 2006 made further design options to these Standards to provide potential further licensing strategies with other carriers one the full market potential is recognized and coverage limits increase.

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

      Planned Growth

      Although FIIC intends to be ready and able to fully execute its business plan on its own upon the completed formation of its insurance subsidiaries, FIIC also intends to seek candidates from the insurance industry for potential mergers or acquisition in an effort to further accelerate growth, strengthen reserves and surplus, and conserve capital by potentially leveraging access to existing operations, distribution and state licensing. Further growth will come from strategic carrier partnering, addressing specific funding sources needs in their investment activities.

      Government Regulation

      It is a state and federal law requirement that any company selling any insurance product must become licensed to do so. As a holding company, FIIC does not require direct licensing or certification, but its two of its three planned subsidiaries will require such regulatory approval. FGA must have at least one officer licensed to sell Property & Casualty ("P&C") insurance; All of the officers will become licensed. FIIC RRG will require certification from the D.C. DISB, as will FIC. Prerequisites receiving the required certifications include submission of a Plan of Operation, an actuarial Feasibility Study, which has been done, and funding of a the required working capital reserve; FIIC has yet to complete the last steps towards certification for FIIC RRG and FIC. Prior to marketing in a state, FIIC must submit an application including its Feasibility Study which was completed in 2006. This along with a small fee will need to submit to each such state under the RRG Act. However, by law, each state must accept FIIC's application and approve its sales activities in the state upon submission of the application. FIIC RRG and FIC will both require annual insurance audits to be submitted to the D.C. DISB as well. If FIIC RRG or FIC fails to maintain an adequate working capital reserve or maintain compliance with other aspects of the D.C. Captive Insurance Company Act of 2004, the or the RRG Act, the subsidiaries and/or FIIC may be subject to fines or penalties as severe as losing its certifications to conduct business.

      Employees

      Prior to February 7, 2006, FIIC had not entered any employment or other long-term compensation agreements with its executive officers or other key personnel. However, it has named executive officers, directors and key personnel, many of whom have provided services during the period of initial organization, the negotiation and consummation of the Merger and the launch of FIIC's plan of operation. For additional detail on the Registrant's new executive officers, directors and key personnel, see "Directors, Executive Officers and Key Personnel" under Item 9 below.

      Facilities

      FIIC's executive offices are located in Columbus, Ohio, in space leased from Manchester Exchange Investment Company, a related party. For additional detail, see "Certain Relationships and Related Transactions" under Item 12 below.

Risk Factors

Any investment in the Registrant's common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this Annual Report on Form 10-KSB before deciding whether to purchase the Registrant's common stock. The Registrant's business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of the Registrant's common stock could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected the Registrant's financial condition and operating results in the past or are currently affecting the Registrant. This Annual Report on Form 10-KSB also contains forward-looking statements that involve risks and uncertainties. The Registrant's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by the Registrant described below and elsewhere in this Annual Report on Form 10-KSB. With respect to this discussion, the terms "FIIC," "the Company," "we," and "our" refer to FIIC Holdings, Inc. and its wholly-owned subsidiary FIIC, Inc.

      Risks Related to Our Operations

FIIC has no operating history, expects to initially incur losses and cannot assure you that it will achieve profitability.

FIIC has not yet launched its insurance operations and thus has not generated any revenues from sales of Investor Protection or other insurance policies, or sublicenses of the FIIC Database Content and Technology. FIIC has incurred significant expense to obtain an exclusive, perpetual license and hosting and support agreement allowing use and providing for maintenance of the FIIC Database Content and Technology, including the FIIC Underwriting Data and Standards. FIIC continues to incur substantial costs to establish its insurance subsidiaries and to gain all necessary governmental licenses and certifications to conduct FIIC's insurance business. FIIC expects that its expenses will continue to increase as it launches its insurance products and services, due to increased marketing expenses as FIIC seeks to develop customer relationships and maintain existing relationships with its business and technology resources. FIIC also anticipates that it will incur costs to establish and/or improve its financial and disclosure controls, expand and train its workforce and to maintain regulatory compliance as FIIC's insurance underwriting grows.

Although FIIC provided Nicklebys.com, Inc. with cash consideration to satisfy its liabilities at the time of the Merger, as of December 31, 2006, FIIC already had an accumulated deficit of approximately $4,538,514. FIIC expects to continue to incur losses over at least the next year, and the amount of future losses is uncertain. FIIC's ability to generate revenue and become profitable will depend on obtaining and maintaining regulatory approvals in the U.S., achieving market acceptance for its Investor Protection policies and related services and successfully executing its business plan. Sales of the Investor Protection policies cannot begin until FIIC receives all necessary regulatory approvals. If FIIC fails to generate significant revenues from commercial sales, fails to obtain necessary regulatory approvals, or if revenues fail to grow at a pace rapid enough to offset anticipated increases in expenses, FIIC may never achieve profitability.

FIIC's initial success depends entirely on its Investor Protection policies, which are a new, unproven insurance product, utilizing underwriting data and standards which have not previously been used in the commercial insurance market and which may not be or become commercially viable.

FIIC's business will initially depend entirely on a new insurance product for which there is no established market. FIIC intends to use the licensed FIIC Database Content and Technology to underwrite policies insuring the capital of investors against the risk of loss associated with certain business failures. However, the Investor Protection Policy remains in development and FIIC must clear certain regulatory and financing hurdles before actively selling this product. Further, FIIC cannot assure you it can or will develop a consistent method of application of the FIIC Underwriting Data and Standards for the issuance of Investor Protection policies that will sufficiently minimize risk of loss to FIIC, such that FIIC may achieve profitability. Developing the FIIC Underwriting Data and Standards has required extensive and sophisticated statistical gathering and analysis by FIIC Research and Development LLC ("FIIC LLC"), an affiliate of FIIC. FIIC LLC cannot assure FIIC or you that the underwriting standards are or can be made acceptable for FIIC's intended use or that all of the relevant information necessary to maintain the standards will remain indefinitely available. Further, FIIC cannot assure you that the Investor Protection policies will be accepted commercially or that they can be priced effectively. FIIC has not yet sold any insurance policies and it cannot assure you that its underwriting efforts will be successful. Because the Investor Protection policy will initially be FIIC's sole product focus, an inability to accurately underwrite the policies would materially affect FIIC's ability to generate significant revenue and could likely prevent FIIC from achieving profitability.

If FIIC's Investor Protection policy is not accepted by the financial community, FIIC may not be able to generate significant revenues or achieve profitability.

The commercial success of FIIC's Investor Protection policy depends on its acceptance by new and emerging businesses and investors in such businesses. Such acceptance will depend on businesses' perception of the FIIC policies as a cost-effective mechanism for encouraging investment and on investors' perception of FIIC and its policies as reliable. FIIC cannot assure you that the Investor Protection policy will provide benefits considered adequate by all investors or businesses, or that investors and businesses will purchase a sufficient number of FIIC Investor Protection policies for FIIC and its new insurance product to achieve commercial success. Even if FIIC establishes the reliability, efficiency and cost benefits of its Investor Protection policy, investors and businesses may elect not to purchase the policy for a number of other reasons, including:

      o lack of experience with and understanding of this type of investment-related insurance;

      o     the additional cost of obtaining an Investor Protection policy;

      o a determination that its limited capital would be more beneficially applied to other purposes;

      o a decision to purchase a different product from those available on the market serving a similar function; and

      o any adverse publicity regarding investment-related insurance and other risk-hedging financial products.

If FIIC is unable to establish its Investor Protection policy as a commercially viable product, it will have to rely on its sublicensing efforts to generate sufficient revenues as it seeks to develop and commercialize other products and services.

FIIC may be unable to compete successfully with its competitors, resulting in a lack of adequate revenues and inability to obtain profitability.

FIIC will face competition from other insurance companies and other financial product companies. Most of FIIC's potential competitors have greater financial resources. Some of these competitors already have products currently available designed to decrease or hedge some forms of investment risk, and these and other companies may be developing additional products that would compete with FIIC's Investor Protection policies.

FIIC's ability to compete successfully in the insurance and financial product markets is based on numerous factors, including:

      o the reliability and consistency of its policies, including the speed and consistency of FIIC's payment of claims presented under the initial Investor Protection policies, relative to competing products;

      o the relative speed with which FIIC is able to educate business and investors in its target markets about its Investor Protection policies and create a market for the product;

      o potential customers' comfort level with a primarily internet-based insurance company, including the processing of most transactional steps over the internet; and

      o     the cost-effectiveness of the Investor Protection policy.

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

FIIC may be unable to scale its operations successfully, resulting in a strain on management and increased expenses without an equal, if any, increase in revenues, negatively impacting FIIC's results of operations and prospects for achieving profitability and stable leadership.

If successful in growing its insurance operations rapidly, FIIC's growth will place significant demands on FIIC's management, underwriting staff and marketing staff, as well as its financial resources. FIIC cannot guarantee that any of the systems, procedures and controls it puts in place will be adequate to support the intended rapid commercialization of its Investor Protection policy. FIIC's operating results will depend substantially on the ability of its officers and key employees to manage changing business conditions, to implement and modify its underwriting and sales programs and to maintain sufficient financial, administrative and other resources. If FIIC is unable to adapt its services and operations to respond quickly, efficiently and in a cost-sensitive manner to changing business conditions, then the quality of its products and services and its ability to retain key personnel could be harmed, adversely impacting FIIC's ability to achieve profitability.

Any change in FIIC's relationship with the exclusive licensor of the FIIC Database Content and Technology, which FIIC will use to sell and underwrite its policies, could prevent FIIC from accurately assessing potential insureds' risk profiles when issuing policies and from writing policies in a timely manner, thereby reducing its future revenues or increasing its costs.

FIIC relies on a Database Access Content License, Hosting and Support Agreement with FIIC LLC to access the FIIC Underwriting Data and Standards used to underwrite its Investor Protection policies. Under this agreement, FIIC has exclusive, perpetual, worldwide rights to access the FIIC Database Content and Technology via FIIC LLC's proprietary technology and to use it to underwrite and sell Investor Protection policies. However, these exclusive rights may be terminate or may be terminated if FIIC breaches the terms of the license agreements and fails to cure the breach.

FIIC's reliance on this license subjects it to various risks that could harm its business, including:

      o reliance on FIIC LLC to maintain the FIIC Database Content and Technology and provide adequate support services if and when FIIC encounters a problem;

      o reliance on FIIC LLC to ensure the security of the FIIC Database Content and Technology Data and Standards from FIIC's competitors;

      o the possibility that FIIC LLC may not be able to obtain adequate information from its third-party sources in a timely manner or on commercially reasonable terms; and

      o that FIIC may have difficulty locating an alternative set of applicable underwriting data and standards and similar user interface, if available at all, should FIIC LLC breach the terms of the license agreement or become unable to fulfill its obligations.

Disruption or termination of FIIC's agreement with FIIC LLC could delay or suspend FIIC's overall efforts to create a market for its Investor Protection policies. The loss of the license or FIIC LLC's failure to maintain the licensed technology and data could require FIIC to cease providing products or services using such licensed technology, which would likely result in a significant loss of revenue for its business.

Claims of conflicts of interest may arise because certain of FIIC's LLC's members and key personnel are also directors, officers or employees of FIIC.

Certain persons in leadership positions with FIIC, including all of FIIC's executive officers, have a continuing relationship with FIIC LLC. It is generally desirable to the members of FIIC LLC to retain such individuals in their current capacities with FIIC LLC because of their knowledge of, and experience with, FIIC LLC's business and its operations, including maintenance of the FIIC Database Content and Technology. However, the individuals are also vital to the initial operational success of FIIC due to their familiarity with the planned Investor Protection policy, insurance operations and the intended use of the licensed FIIC Database Content and Technology. These instances of affiliation with both FIIC and FIIC LLC could create, or appear to create, conflicts of interest when such individuals are faced with decisions that may have different implications for FIIC and FIIC LLC. If a stockholder feels that one or more of these individuals failed to act in FIIC's best interest, FIIC could be subject to shareholder litigation, resulting in additional expenses and potential disruption of its key personnel.

FIIC is dependent on information suppliers, including FIIC LLC's third-party information suppliers, and if it is unable to successfully manage these relationships the quality and availability of FIIC's insurance products and services may be harmed.

Some of the data used in underwriting its Investor Protection policies comes from various third party suppliers and government entities. If these suppliers are no longer able or are unwilling to provide FIIC with certain data, or to provide it at commercially reasonable rates, it may need to find alternative sources, which may not be readily available. If FIIC is unable to identify, and to the extent necessary contract with, suitable alternative data suppliers and integrate these data sources into its offerings, it could experience disruptions in its underwriting process, resulting in potential delays in sales, increased costs and reduced quality. In addition, the loss of such access or reduced availability of data in the future due to increased governmental regulation could have a material adverse effect on FIIC's business, financial condition or results of operations.

FIIC's ability to protect the intellectual property rights underlying its revenue-generating activities involves many complexities and uncertainties, including the impact of potential claims that the technology upon which FIIC relies infringes on the rights of others.

FIIC's business depends significantly on its license of the proprietary FIIC Database Content and Technology from FIIC LLC. FIIC LLC relies on a combination of common law copyrights, confidentiality agreements and other contractual provisions to establish, maintain and protect its proprietary rights, all of which afford only limited protection. FIIC's success will depend to a significant extent on the ability of FIIC LLC to obtain and maintain trademark and copyright protection for the FIIC Underwriting Data and Standards and related access and correlation technologies, to preserve its trade secrets and to operate without infringing the proprietary rights of others. To date, FIIC LLC has not filed for statutory trademark or copyright protection for its intellectual property and has not committed to do so. FIIC and FIIC LLC cannot assure you that FIIC LLC's existing common law trademarks or copyrights will provide substantial protection against competitors with similar technology or be of commercial benefit to FIIC, that trademark and/or copyright protection is in fact available for its intellectual property, or that such protections, if available, will be effective to provide or provide remedies for infringement. FIIC LLC cannot assure FIIC or you that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to its trade secrets or disclose such technology. FIIC's success will also depend to a significant extent on its ability to aid FIIC LLC in preserving such proprietary rights, particularly by limiting sublicensed use of the FIIC Database Content and Technology pursuant to the agreed limitations of the license between the parties and not disclosing FIIC LLC's confidential sources of third party information. FIIC also relies on trade secrets and cannot assure you it can meaningfully protect its right to such trade secrets.

As businesses reliant on proprietary information and technology, FIIC and FIIC LLC may also be subject to intellectual property litigation by third parties claiming FIIC's products or the underlying processes infringe on their proprietary rights. If FIIC LLC's proprietary rights and FIIC's rights to use such information and technology pursuant to the license are challenged by litigation and, if the outcome of such litigation were adverse to FIIC LLC and/or FIIC, competitors might be free to use the information and technology subject to the challenge, or FIIC LLC may be required to license the information and technology to others in settlement of such litigation. In addition to any potential liability for damages, FIIC could be required to obtain an alternate or additional license in order to continue to sell or use the affected product or process. The invalidation of such proprietary protections could create increased competition, with potentially material adverse effects on FIIC and its business.

Litigation also may be necessary to assist FIIC LLC in enforcing its proprietary rights and/or to determine the scope and validity of the proprietary rights of others, with similar potentially disruptive and adverse effects on FIIC. Legal standards relating to the validity, enforceability and scope of protection of both common law and statutory proprietary rights are continuously evolving, especially in relation to software and internet technologies. Even if ultimately resolved in favor of FIIC and FIIC LLC, any intellectual property litigation would be costly and could divert the efforts and attention of FIIC's management and technical personnel, which could have a material adverse effect on its business, financial condition and results of operations. FIIC cannot assure you that infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not prevent FIIC from selling its products, materially and adversely affecting its business, financial condition and results of operations. If any such claims are asserted against it, FIIC may seek to enter into royalty or licensing arrangements. FIIC cannot assure you that a license with such parties will be available on commercially reasonable terms, or at all.

FIIC may be subject to claims of trademark infringement, which may harm its ability to generate awareness of its products and achieve profitability.

FIIC has recently become aware that other parties are utilizing "FIIC" as an identifying mark, or other marks that incorporate the letters "FIIC." Although FIIC is not aware of any such party operating in the insurance industry, FIIC may be subject to legal proceedings alleging claims of trademark infringement in the future and those parties may have rights to such marks that are superior to those of FIIC. In this event, FIIC may be required to stop using the name in particular markets or to obtain a license from these parties to use it in such markets. If FIIC must rebrand, it may result in significant marketing expenses and additional management time and resources, which may adversely affect its business.

FIIC's business model is heavily dependent on information processing systems that may fail or become obsolete.

FIIC's underwriting process relies on proprietary technology to gather, analyze and apply data related to the success and failure of new and growing businesses across the country. FIIC's ability to successfully operate its insurance business depends on its ability to obtain such information and its capacity to store, retrieve, process, update and manage significant databases and expand and upgrade periodically our information processing capabilities. The underlying technology likely will change and may become obsolete as new technologies develop. FIIC's future success will depend upon its ability to remain current with the rapid changes in the technologies used in its business, to learn quickly to use new technologies as they emerge and to develop new technology-based solutions as appropriate. If FIIC is unable to do this, it could be at a competitive disadvantage. FIIC's competitors may gain exclusive access to improved technology, which also could put FIIC at a competitive disadvantage. If FIIC cannot adapt to these changes, its business, financial condition or results of operations may be materially adversely affected. Likewise, the information underlying the FIIC Underwriting Data and Standards can and will become obsolete if not updated on a consistent and timely basis. If FIIC LLC fails to adequately maintain the FIIC Database Content and Technology, FIIC's underwriting process will become increasingly less accurate and FIIC may face an increase in the number of claims presented. Further, interruption or loss of FIIC's information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure, or damage caused by fire, tornadoes, lightning, electrical power outage or other natural or man-made disruption could have a material adverse effect on our business, financial condition and results of operations.

FIIC faces significant security risks related to its electronic transmission of confidential information, which could result in inadvertent disclosure of confidential information of FIIC and/or its customers, which could harm FIIC's competitive advantage, its ability to generate future revenues, and its ability to obtain or maintain profitability.

FIIC will rely on encryption and other technologies to provide system security to effect secure transmission of confidential or personal information in its internet-based underwriting system. FIIC currently licenses these technologies from FIIC LLC and may obtain similar licenses from other third parties. There is no assurance that FIIC's use of applications designed for data security, or that of third-party contractors will effectively manage evolving security risks. A security or privacy breach could:

      o     expose FIIC to liability;

      o     increase FIIC's expenses relating to resolution of these breaches;

      o deter customers from using FIIC's web-based policy application and other aspects of its web-based customer interface; and

      o     deter information suppliers from doing business with FIIC.

Any inability to protect the security and privacy of FIIC's electronic transactions could have a material adverse effect on its business, financial condition or results of operations.

FIIC's Investor Protection policies will likely have variable sales, reflecting increases and decreases in overall new or emerging business financing, which may cause FIIC's revenue and operating results to fluctuate significantly from quarter-to-quarter.

FIIC expects that its Investor Protection policies may initially have a lengthy and potentially sporadic sales cycle. FIIC may incur substantial sales and marketing expenses and expend substantial effort without making significant sales as it educates businesses and potential investors about the benefits of its Investor Protection policies. Sales of Investor Protection policies may not grow significantly until FIIC proves to the market that it will consistently pay out claims in a time-efficient, cost-effective and business and investor-friendly manner. FIIC anticipates that the time from the sale and issuance of its initial Investor Protection policy to the presentment and processing of an initial claim under such a policy may be 18 months to 2 years, based on an assessment of historical transaction data regarding the success rate of new and emerging businesses. The market for investment insurance is dependent upon, among other things, the volume of financing transactions that satisfy FIIC's eligibility criteria, which is usually influenced by factors such as interest rates and the state of the overall economy. Further, even after making a decision to purchase an Investor Protection policy for the benefit of its investors, some businesses may choose not to renew their policies or subsequently buy policies for additional rounds of financing based on the business' internal performance outlook expectations. Thus, the market of potential purchasers of the Investor Protection policies will likely grow and shrink according to the numerous factors which impact the financial climate for and likely success of new businesses as well as the actual performance of FIIC's Investor Protection policies. As a result, FIIC's revenue and operating results may vary significantly from quarter to quarter, which increases the risk of an operating loss for FIIC for any given quarter.

Any geographic or industry concentration of businesses holding FIIC Investor Protection policies could leave FIIC vulnerable to an economic downturn or regulatory changes in those areas, resulting in a decrease in its revenues.

FIIC plans to offer its Investor Protection policies to new and growing businesses nationwide. However, it will take a number of years for FIIC to develop a portfolio of policies that is fully diversified across geographic regions and industries. FIIC will initially market its policies to businesses concentrated in a small number of states, and thus the occurrence of adverse economic conditions or an adverse regulatory climate in such states could significantly increase the number of claims presented to FIIC and could negatively affect FIIC's financial results more than would be the case if its business were more geographically diversified. Similarly, if FIIC's initial policies protect investors in businesses concentrated in a small number of industries, any change in the regulation of or business climate in such industries and resulting increases in associated costs and/or competition within such industries could significantly increase the number of claims presented to FIIC and could negatively affect FIIC's financial results more than would be the case if its policies were issued to businesses across more diverse industries.

FIIC depends on certain key executive personnel for its success, the loss of whom could adversely affect its business, financial condition and results of operations.

FIIC's success depends on the continued availability and contributions of members of its senior management teams and other key personnel. James W. France, FIIC's President, Chief Executive Officer and a director, first developed the concept for the Investor Protection policy, has been intimately involved in developing the insurance structure of FIIC and the Database Content and Technology of FIIC LLC, including the development of the FIIC Underwriting Data and Standards, and has attracted the capital required necessary to launch FIIC's commercial efforts. As such, FIIC's success depends in large measure on the continued service of Mr. France in those positions. The loss of the services of Mr. France or any of a number of other executive officers and senior managers could delay or reduce FIIC's product and service development and commercialization efforts.

Furthermore, recruiting and retaining qualified personnel to educate the marketplace about the availability and benefits of Investor Protection policies will be critical to FIIC's success. The loss of members of FIIC's management team or its inability to attract or retain other qualified personnel or advisors, could significant weaken FIIC's management team, harm its ability to compete effectively and harm its long-term business prospects. If key managers were to end their employment with FIIC, it could disrupt FIIC's initial client relationships and have a corresponding negative effect on financial results, marketing and other objectives and impair FIIC's ability to implement its rapid growth strategy. Most of FIIC's executive officers and other planned key personnel are subject only to consulting arrangements and not formal long-term employment agreements. Although FIIC does intend to execute employment agreements containing confidentiality and non-compete provisions with these individuals prior to underwriting any policies, some courts may not enforce such an agreement against an employee. Although FIIC has adopted the FIIC 2005 Plan, since FIIC is likely a "shell company" as defined by Rule 405 promulgated under the Securities Act, it is ineligible to register the plan using Form S-8. Given FIIC's limited financial resources and need to focus on the launch of its operations, FIIC is unlikely to register the FIIC 2005 Plan via other available methods and thus unlikely to issue shares to its current or potential employees under the FIIC 2005 Plan until such time as it ceases to be a shell company and becomes eligible for use of Form S-8.

FIIC's management is relatively inexperienced in the insurance industry and thus may be less able to foresee potential problems with or adverse effects upon FIIC's business.

While Mr. France and other members of the FIIC management team have spent several years developing the concept of the Investor Protection policy and have some insurance experience, most of the current management team does not have experience with insurance company formation or the day-to-day operation of insurance carrier entities. FIIC's executive management has undertaken significant efforts to become more educated about insurance company formation and management; Management plans to hire a number of individuals with more significant insurance company and Credit underwriting experience for key management positions, FIIC will initially rely substantially on the advice and guidance of its insurance counsel and insurance consultants, and on feedback from governmental authorities, such as the Washington D.C. Department of Insurance, Securities and Banking and Ohio Department of Insurance. Accordingly, FIIC's current personnel's inexperience in developing an insurance company could significantly adversely affect the Company's ability to achieve its goal.

Risks Relating to Regulatory Requirements

FIIC's planned insurance subsidiaries all require certain licensing, and/or certifications from certain government agencies, without which they will be unable to operate and unable to generate revenues.

FIIC cannot assure you that it will be able to obtain the regulatory approvals necessary for the establishment and operation of its planned insurance subsidiaries on a timely basis, if at all. Any delays in receipt or failure to receive such clearances or approvals, the loss or impairment of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on FIIC's business, prospects, financial condition and results of operations. FIIC cannot assure you that it will be able to maintain compliance with all regulatory requirements over time. Changes in existing laws, regulations or policies and the adoption of new laws, regulations or policies could prevent FIIC from, or could affect the timing of, achieving compliance with regulatory requirements, including current and future regulatory approvals, where necessary.

Failure to comply with government regulations applicable to the insurance industry could restrict FIIC's ability to conduct its business.

Government authorities regulate insurance entities in the states in which they do business. These regulations generally are intended for the protection of policyholders rather than stockholders. The nature and extent of these regulations vary from jurisdiction to jurisdiction, but typically involve:

      o     approval of premium rates for insurance;

      o standards of solvency and minimum amounts of statutory capital surplus that must be maintained;

      o     limitations on types and amounts of investments;

      o establishing reserves, including statutory premium reserves, for losses and loss adjustment expenses;

      o regulation of dividend payments and other transactions between affiliates;

      o prior approval of the acquisition and control of an insurance company or of any company controlling an insurance company;

      o     licensing of insurers and agents;

      o     regulation of reinsurance;

      o restrictions on the size of risks that may be insured by a single company;

      o     regulation of underwriting and marketing practices;

      o     deposits of securities for the benefit of policyholders;

      o     approval of policy forms;

      o     methods of accounting; and

      o filing of annual and other reports with respect to financial condition and other matters.

These regulations may impede or impose burdensome conditions on rate increases or other actions that FIIC or its insurance subsidiaries might want to take to implement FIIC's business strategy and enhance its operating results. FIIC intends to conduct business in a number of states and will be subject to the costs of applying to do business and comprehensive regulation and supervision by government agencies in many or all of the states in which it does business. FIIC's ability to conduct its business in the states in which it currently operates depends on its compliance with the rules and regulations established by the regulatory authorities in each of these states, and those rules and regulations may be or become inconsistent. State insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations, including those relating to the licensing of insurance brokers and agents, premium rates, regulating unfair trade and claims practices, and the regulation of the handling and investment of insurance carrier funds held in a fiduciary capacity. These examinations may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations of existing laws and regulations, that adversely affect FIIC's business. More restrictive laws, rules or regulations may be adopted in the future that could make compliance more difficult and/or expensive.

FIIC is subject to substantial government regulation which could have the effect of delaying or preventing a change of control of its insurance subsidiaries or the company as a whole.

Many state insurance regulatory laws, intended primarily for the protection of policyholders, contain provisions that require advance approval by state agencies of any change in control of an insurance company or an insurance holding company that is domiciled (or, in some cases, doing business) in that state. Any future transaction that would constitute a change of control of any or all of FIIC's insurance subsidiaries or FIIC as a whole may require regulatory approval by the state insurance agencies of at least Ohio and Washington, D.C. Such regulatory requirements could have the effect of delaying or preventing transactions affecting the control of FIIC or ownership of its common stock, including transactions that could be advantageous to the combined entity's stockholders.

Presentment of claims in excess of FIIC's reserves could adversely affect its business, financial condition and results of operations.

Pursuant to the licensing requirements of the D.C. DISB, as set forth in district and federal law, FIIC must initially maintain a reserve account of at least $900,000 and must accept no more than $2.00 of premium for each dollar of capital it holds in reserve. The careful application of the FIIC Underwriting Data and Standards and maintenance of this reserve are intended to minimize the number of claims presented to the company and the fiscal impact of such claims on FIIC's revenues and stability. However, FIIC cannot provide any assurance that its insured's will not file claims in number or scope in excess of FIIC's expectations or those such claims in aggregate will not deplete its revenues and reserves, resulting in a need to desist from underwriting new policies until funds are available to bring FIIC back into regulatory compliance. Further, if FIIC fails to maintain adequate reserves or maintain the premium to reserve ratio as required by the D.C. DISB, it could incur a $5,000 fine per violation and/or become subject to claims by any or all of the states in which it is doing business, which could become disruptive to FIIC's operations and negatively impact its financial condition, public perception of FIIC and its share price. If such violations are significant and remain uncured, FIIC's insurance subsidiaries could ultimately lose their license and be unable to continue their operations.

FIIC may be subject to increased regulation regarding the use of personal information received from investors.

Use of certain data collected from investors may be subject to regulation by various federal, state and local regulatory authorities. Compliance with existing federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may increasingly affect FIIC's operations, including the sharing of such information with FIIC LLC pursuant to the license agreement for maintenance of the FIIC Database Content and Technology, and could result in substantial expense for regulatory compliance, limitations on access to important information, litigation expense and a loss of revenue.

If FIIC fails to maintain effective internal controls over financial reporting, it may be subject to litigation and/or costly remediation and the price of its common stock may be adversely affected.

As a private company, FIIC, Inc. did not previously have to report on its disclosure controls and procedures or its internal controls over financial reporting, and as a developing company is only in the process of implementing formal procedures intended to satisfy the requirements of Section 404 and other related provisions of the Sarbanes-Oxley Act of 2002. However, beginning with its fiscal year ending December 31, 2007, FIIC will have to fully comply with these requirements. Failure to establish the required controls or procedures, or any failure of those controls or procedures once established, could adversely impact FIIC's public disclosures regarding its business, financial condition or results of operations. Upon review of the required internal controls over financial reporting and disclosure controls and procedures, FIIC's management and/or its auditors may identify material weaknesses and/or significant deficiencies that need to be addressed. Any actual or perceived weaknesses or conditions that need to be addressed in FIIC's internal controls over financial reporting, disclosure of management's assessment of its internal controls over financial reporting or disclosure of FIIC's public accounting firm's attestation to or report on management's assessment of FIIC's internal controls over financial reporting could have an adverse impact on the price of its common stock and may lead to claims against FIIC.

Compliance with changing corporate governance and public disclosure regulation will likely result in additional expenses and increased liability exposure for FIIC, its directors and its executive officers.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of FIIC's internal control over financial reporting, and attestation of its assessment by the combined group's independent registered public accountants. This requirement first will apply to FIIC's annual report for fiscal 2007, unless FIIC grows swiftly enough to be deemed "an accelerated filer" prior to that time. The standards for management's assessment of the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. FIIC may encounter problems or delays in completing activities necessary to make an assessment of its internal control over financial reporting. In addition, FIIC's new independent registered public accountants may not have significant experience with the attestation process, and the combined group may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of its assessment by FIIC's independent registered public accountants. If the combined group cannot assess its internal control over financial reporting as effective, or its independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted. Further, many companies have reported that compliance with these standards requires a disproportionate expenditure of funds.

In addition, the SEC recently announced a significant number of changes to the laws, regulations and standards relating to corporate governance and public disclosure. FIIC's management team needs to invest significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, because public company directors and officers face increased liabilities, the individuals slated to serve in these positions after the Merger may be less willing to remain as directors or executive officers long-term, and FIIC may experience difficulty in attracting qualified replacement directors and officers, or FIIC may need to expend a significantly larger amount than NBYS or FIIC previously spent on recruiting, compensating and insuring new directors and officers.

Risks Relating to FIIC's Capital Structure

FIIC's capital needs are uncertain and FIIC may need to raise additional funds, which may not be available on favorable terms, if at all, thereby potentially disrupting the initial growth of FIIC's insurance business and the FIIC's ability to generate revenue.

FIIC believes that it will have sufficient cash and cash equivalents to meet projected operating requirements for approximately the next 12 months once its funding plans are completed for filing with ("D.C. DISB"). However, if FIIC does not complete a Private Placement within the second quarter 2007 resulting in $1.5 million gross proceeds as sought, and establishes a $2 million standby facility for claims coverage, it will seek additional funds from public and private stock offerings, borrowings under credit lines or other sources because, pursuant to district and federal insurance law, the Washington, D.C. Department of Insurance, Securities and Banking ("D.C. DISB"), requires a company to maintain one dollar in working capital on reserve for every $2.00 of insurance premium to be written prior to the establishment and licensing of a risk retention group, or RRG. FIIC is in the process of preparing an application for the establishment and licensing of an RRG for submission to the D.C. DISB, pending the funding and the required actuarial feasibility study to meet the necessary working capital reserve. FIIC anticipates filing of the complete application during the year of 2007. If FIIC is unable to fund or successfully complete the required study or the minimum working capital reserve, then it will be unable to launch its operations. Since the reserve funds in the working capital reserve cannot be used to fund daily operations, FIIC may also need additional capital to continue to grow its business in keeping with market demand if early product sales are steady.

The amount of additional capital FIIC may need to raise through public or private equity or debt financings over the next few years will depend on many factors, including:

      o market acceptance and the growth rate of demand, if any, for FIIC's Investor Protection policies;

      o the lead time required to execute and generate a revenue stream from customer contracts;

      o changes in the size of the required working capital reserve or other regulatory requirements;

      o availability of opportunities for strategic acquisition of other companies with technology, resources, customers or know-how that will further the growth of the FIIC's insurance business; and

      o the accuracy of FIIC's projections regarding its operating costs, including the costs of regulatory compliance, personnel, legal and accounting costs and the cost of funds.

FIIC cannot be certain that additional sources of liquidity will be available when needed in the future and that its actual cash requirements will not be greater than anticipated. If FIIC requires additional capital at a time when investment in insurance companies or in the financial services market in general is limited due to the then prevailing market or other conditions, FIIC may not be able to raise such funds at the time that it desires or any time thereafter. If FIIC is unable to obtain this financing on terms favorable to FIIC, it may be unable to execute its long-term business plan and may be required to scale back further development of FIIC's insurance products and services, to limit its marketing activities, to sell some or all of its technology, intellectual property or assets, to merge with another entity, or terminate its operations.

If FIIC raises additional capital through strategic alliances with third parties, the combined group may have to relinquish certain technology or product rights, limiting its ability to implement its long-term business plan.

If FIIC raises additional funds through collaboration, licensing or other arrangements with third parties, it may be required to relinquish rights or grant licenses on unfavorable terms to certain of its technologies or products that it may otherwise seek to develop or commercialize on its own. While potentially necessary for the continuance of operations during a time of cash constraints or a shortage of working capital, such actions could make it difficult or impossible to implement FIIC's long-term business plans or could materially adversely affect its business, financial condition and results of operations.

In the event that FIIC raises additional capital through issuance of equity securities, or securities exercisable for or convertible into equity securities in FIIC, its stockholders could experience substantial additional dilution.

If FIIC raises additional capital by issuing equity securities or convertible debt securities, its existing stockholders may incur substantial dilution. Further, any shares so issued may have rights, preferences and privileges superior to the rights, preferences and privileges of FIIC's outstanding common stock.

Future acquisitions, if any, may disrupt FIIC's business, distract the group's management and reduce the percentage ownership of its stockholders.

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

Even if FIIC is able to complete such an acquisition, it may not be able to successfully integrate the acquired business into its existing business in a timely and non-disruptive manner. Such integration may require the devotion of a significant amount of time and management and financial resources. Even with this investment of management and financial resources, an acquisition may not produce the desired revenues, earnings or business synergies. In addition, the consideration required to complete such strategic acquisitions may reduce the percentage ownership of FIIC's current stockholders. If FIIC misjudges the value of and overpays for the target company, fails to integrate the acquired business effectively or if key employees of the acquired business depart, the anticipated benefits of the acquisition could be jeopardized. The time, capital and management and other resources spent on an acquisition that fails to meet FIIC's expectations could materially and adversely affect its business and financial condition. In addition, from an accounting perspective, acquisitions can involve non-recurring charges and amortization of significant amounts of intangible assets that could adversely affect the results of operations for and market perception of FIIC.

If FIIC is unable to meet its obligations resulting from the Bridge Financing, certain relationships key to the potential success of FIIC's business could be disrupted.

As a result of the Bridge Financing, as defined and discussed in detail under "Recent Sales of Unregistered Securities" under Item 5 herein, Oceanus holds a senior secured convertible promissory note convertible into shares of FIIC's common stock at any time, including accrued and unpaid interest, and a warrant to purchase additional shares of FIIC's common stock. The note is due and payable on the earlier of May 28, 2006, or FIIC's receipt of equity or debt financing in excess of $500,000. If FIIC receives such financing prior to May 28, 2006, FIIC must pay Oceanus the lesser of 50% of the financing amount or the balance owed on the note, including accrued interest. Alternately, Oceanus may elect to convert the note into shares of FIIC's common stock at a rate of $1.00 per share, including accrued and unpaid interest. In support of the note, FIIC executed a security agreement in favor of the note holder, pledging all of its existing and hereafter acquired assets, including its license for the FIIC Database Content and Technology, as security for the note, and FIIC, Inc. provided a subsidiary guaranty. In addition, FIIC's Chief Executive Officer, President and director has executed a pledge agreement guarantying FIIC's obligations under the convertible note with an aggregate 571,000 shares of his common stock. In the event that FIIC is unable to fulfill its payment obligations under the convertible note and the note holder chooses not to convert the note to alternatively satisfy such obligations, under the pledge agreements the note holder would be entitled to the pledged shares. Although the note holder could not obtain control of the Registrant upon receipt of the pledged shares and exercise of its warrant to purchase common stock, the note holder would obtain a more significant stake in FIIC, up to ranging from approximately 8.25% on a fully diluted basis to 10.08% on an undiluted basis. As of December 2006 theses notes were extended and were not in default. No assurance can be made that Oceanus will continue to carry this obligation without further consideration.

Further, upon enforcement of the pledge agreement, Mr. France would lose all of his current holdings of common stock in FIIC, and thus may be less likely to exercise his outstanding warrants to re-establish an ownership position and/or may be less inclined to serve in leadership positions. Finally, if the note holder seeks to exert control over the rights to the FIIC Database Content and Technology on which the FIIC business model relies, the note holder could disrupt FIIC's business to the detriment of FIIC's results of operations and the other stockholders of FIIC.

FIIC's common stock will likely be considered a "penny stock," will be subject to additional sale and trading regulations that may make it move difficult to sell.

FIIC's common stock could be considered to be a "penny stock" if it does not qualify for one of the exemptions from the definition of "penny stock" under
Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the "Exchange Act"). Circumstances under which FIIC's shares would be "penny stock" under the Exchange Act include, but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a "penny stock" is that securities broker-dealers participating in sales of FIIC's common stock will be subject to the "penny stock" regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least 2 business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of FIIC's common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We cannot assure that an established public trading market will develop for FIIC's securities, which would adversely affect the ability of investors to ultimately sell their securities in the public market.

Although Nicklebys' common stock has been quoted on the Over-the-Counter Bulletin Board (the "OTCBB"), there is no active trading market for the Nicklebys, now FIIC, common stock, and a regular trading market for FIIC's securities may not develop or be sustained in the future. The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system (the "Nasdaq Stock Market"). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Prices for securities traded solely on the OTCBB may be subject to significant volatility. Further, the NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time.

The high volume of shares eligible for future sale may adversely affect the market price of FIIC's common stock, because the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the perceived value, and therefore price, of FIIC's common stock.

The terms and conditions of FIIC's Bridge Financing and its Private Placement include piggyback registration rights for any shares issued in relation to these transactions. Thus, if FIIC decides to register any shares on its own account or on behalf of other shareholders under the Securities Act of 1933, as amended (the "Securities Act"), FIIC will also be obligated to pay all expenses incident to registering some or all of the shares issued in relation to the Bridge Financing and the Private Placement, covering the subsequent resale of these shares of FIIC's common stock. These registration rights are subject to the requirement that sellers pay all underwriting discounts or commissions with respect to their shares, and all shares in registration will be subject to any lock-up provisions and cutbacks as may be proposed by the underwriter, if any. However, registration under the Securities Act will allow these shares to ultimately be sold on the open market and the impact of a significant percentage of shares entering the market at once could adversely affect the market price of the combined group's common stock.

Additionally, following the Merger, FIIC's stockholders may become eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of FIIC's common stock by creating an excessive supply.

Market prices for FIIC's common stock may be influenced by a number of additional factors, including:

      o     future offerings;

      o     changes in interest rates;

      o competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

      o     variations in quarterly operating results;

      o     the depth and liquidity of the market for FIIC's common stock;

      o investor perceptions of the company and the insurance industry generally;

      o investor perception of the company's ability to adjust to or address changes in government rules and regulations applicable to insurance and/or public companies; and

      o     general economic and other national conditions.

FIIC does not foresee paying cash dividends in the foreseeable future.

Nicklebys has not paid cash dividends on its stock in the past and FIIC does not plan to pay cash dividends on its stock in the foreseeable future.

Item 2. Description of Property.

      During 2005, the Registrant's chief executive officer, Scott Thornock, undertook all actions taken to identify, conduct due diligence on and obtain a definitive agreement with a potential merger candidate without compensation and with Bruce Capra provided the necessary facilities to the Registrant free of charge.

      The Registrant does not presently own any real property, nor does it have any investment in real estate or in securities relating to real estate. FIIC's executive offices are located in Columbus, Ohio, in space leased from Manchester Exchange Investment Company, a related party. For additional detail, see "Certain Relationships and Related Transactions" under Item 12 below. In 2006 Mr. France, sub-leased space from Bridgewater Capital in Irvine, California in the course of the capital raising activity

Item 3. Legal Proceedings.

      The Registrant was not party to any pending legal proceeding in 2006 nor, to the Registrant's knowledge, is its property the subject of a pending legal proceeding. We are not aware of any legal proceedings in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of our voting securities, or any affiliate of any such director, officer, affiliate of the Registrant or security holder, is a party adverse to the Registrant or has a material interest adverse to the Registrant. However, subsequent to the year end, an action was filed by Peyton Chandler a consultant to the Registrant for services they provided They seek 650,000 shares of the Registrants common stock. The Registrant opposes the claim on the basis that not all services were provided accordingly and plains to counter claim if need be. The registrant believes the matter will be resolved at lesser of the claimed amount. In addition subsequent to the year end Huntington Banks filed a breach complaint regarding a returned deposit in the amount of $25,000 which produced an account deficit in the amount of $17,344.42. The Registrant is pursuing its own claim and expects to resolve the matter with Huntington Banks.

Item 4. Submission of Matters to a Vote of Security Holders.

      The Registrant filed a definitive proxy statement on Schedule 14A with the Securities and Exchange Commission, which was mailed to the Registrant's shareholders on January 17, 2006, to solicit their proxy to vote on the merger of the Registrant and FIIC, Inc. and related transactions at a special meeting of the Registrant's shareholders. The proxy statement presented four proposals to the shareholders to be voted upon at the meeting. All four proposals were subsequently approved by shareholders.

      Proposal 1 -- Approval of Issuance of the Registrant's Securities and Change of Control of the Registrant Pursuant to the Agreement and Plan of Merger with FIIC, Inc.

      Proposal 1 asked the shareholders to consider and vote upon a proposal to approve the merger of the Registrant with FIIC, Inc., a privately-held Delaware corporation, pursuant to an Agreement and Plan of Merger executed July 19, 2005, as amended (the "Merger Agreement"), by and among the Registrant, FIIC, Inc., Nicklebys Acquisition Corp., a privately-held Nevada corporation and wholly-owned subsidiary of the Registrant (the "Merger Sub"), and five of the Registrant's shareholders as individuals (the "Merger"), including the issuance of shares of NBYS common stock and the assumption by the Registrant of all outstanding options, warrants and convertible notes of FIIC, Inc. as consideration for the Merger, the resulting change of control of the Registrant, and the related change in the individuals serving as the Registrant's board of directors and management pursuant to the terms of the Merger Agreement.

      Proposal 2 -- Approval of Amendment to the Registrant's Articles of Incorporation to Effect a Reverse Stock Split of the Registrant's Common Stock

      Proposal 2 asked the shareholders to consider and vote upon a proposal to approve an amendment to the Registrant's Articles of Incorporation to effect a reverse stock split of the Registrant's common stock pursuant to which every
2.00317 outstanding shares would be combined into one (1) share of the Registrant's common stock (the "Stock Split") and to authorize the Registrant's Board of Directors to file such amendment prior to the closing of the Merger.

      Proposal 3 -- Approval and Assumption of the FIIC 2005 Stock Option, Deferred Stock and Restricted Stock Plan

      Proposal 3 asked the shareholders to consider and vote upon a proposal to assume FIIC's 2005 Stock Option, Deferred Stock and Restricted Stock Plan as the Registrant's plan (the "Plan Assumption").

      Proposal 4 -- Approval of the Change of the Registrant's State of Incorporation from Colorado to Delaware and Concurrent Name Change to "FIIC Holdings, Inc."

      Proposal 4 asked the shareholders to consider and vote upon a proposal to approve, following the close of the Merger, the filing of an Agreement and Plan of Merger, along with any other required supporting documentation, for the reincorporation of the Registrant from the State of Colorado to the State of Delaware and the concurrent change of the Registrant's name to "FIIC Holdings, Inc." (the "Reincorporation and Name Change").

      The special meeting of shareholders was held February 7, 2006 at 10:00 a.m. Mountain Standard Time, at 650 South Cherry Street, Suite 310, Denver, Colorado. As of the record date of January 13, 2006, as set by the Registrant's board of directors, 2,901,011 shares of the Registrant's common stock were issued, outstanding, and entitled to vote at the special meeting. A majority of the Registrant's outstanding shares of common stock as of the record date, 1,453,407 shares, needed to be present at the meeting, either in person or by proxy, to establish a quorum in order to hold a valid meeting of shareholders and conduct business; 2,117,187 shares were present in person or by proxy at the special meeting, thereby establishing the required quorum.

      To be approved, each proposal presented at the Registrant's special meeting needed to receive a "For" vote from the majority of shares of the Registrant's common stock outstanding on the record date, at least. Therefore, to be approved, shareholders holding at least 1,453,407 shares of the Registrant's common stock needed to vote "For" each proposal, and all four proposals needed shareholder approval in order for the Merger to close. 2,117,187 shares voted in favor and no shares voted against Proposal 1, thereby approving the Merger and related change of control of the Registrant. 2,117,187 shares voted in favor and no shares voted against Proposal 2, thereby approving the Stock Split. 2,117,187 shares voted in favor and no shares voted against Proposal 3, thereby approving the Plan Assumption. 2,117,187 shares voted in favor and no shares voted against Proposal 4, thereby approving the Reincorporation and Name Change.

      Concurrent with the mailing of the Registrant's proxy statement, FIIC, Inc. mailed a proxy statement to its stockholders soliciting their vote on the Merger at a special meeting of the FIIC, Inc. stockholders also held February 7, 2006, at which the FIIC, Inc. stockholders also approved the Merger and all related proposals. Upon completion of the special meetings on February 7, 2006, the Registrant filed a Schedule 14f-1 Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 thereunder, reporting the resulting changes in the Registrant's board of directors and management upon closing of the Merger. Immediately prior to the closing of the Merger, as contemplated by the Merger Agreement, the Registrant's board of directors appointed James W. France, Robert V.R. Ostrander, Kevin Loychik, Brent Peterson and Dean Barrett as directors of the Company. Following such appointments, Scott Thornock, Bruce Capra, Paul Zueger and Wayne Yakes, M.D. immediately resigned, contingent and effective upon closing of the Merger. Upon closing of the Merger on February 28, 2006, the Registrant's board of directors was reconstituted pursuant to the Registrant's new Certificate of Incorporation and Bylaws, and shall now have no less than three and no more than nine directors. Also upon closing of the Merger, the appointments and resignations of the noted directors became effective, thereby effectuating a changeover in the Registrant's board. Each member of the current board of directors shall serve until his successor is elected and qualified, pursuant to the terms of the Registrant's Bylaws and other organizational documents.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

      Quotation on the Over-the-Counter Bulletin Board

      The Registrant's common stock was quoted on the Over-the-Counter Bulletin Board (the "OTCBB") under the symbol NBYS.OB through March 1, 2006 and the new Symbol has changed to FIIH.OB. There has been no active public trading market for the common stock since the inception of Nicklebys.com, Inc. on January 13, 1999. The following presents the range of high and low bid information for the Registrant's common equity for each quarter within the last two fiscal years based on the information available from the OTCBB:

                                                             Closing Bid
Fiscal Year Ended December 31, 2006                       High          Low
                                                        ------        ------
     Quarter Ended December 31, 2006                    $ 0.63        $ 0.63
     Quarter Ended September 30, 2006                     0.52          0.52
     Quarter Ended June 30, 2006                          0.35          0.35
     Quarter Ended March 31, 2006                         0.52          0.52

Fiscal Year Ended December 31, 2005                       High          Low
                                                        ------        ------
     Quarter Ended December 31, 2005                    $ 0.35        $ 0.30
     Quarter Ended September 30, 2005                     1.25          0.30
     Quarter Ended June 30, 2005                          0.51          0.25
     Quarter Ended March 31, 2005                         0.51          0.40

These figures represent over-the-counter market quotations, and as such reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Since March 2, 2007, the Registrant's common equity has been quoted on the OTCBB under the symbol FIIH.OB.

      "Penny Stock" Regulation

      The SEC has adopted a rule that established the definition of a "penny stock," for purposes relevant to the Registrant, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and

      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience and objectives of the person; and

      o make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transaction in penny stocks.

The broker or dealer must also deliver, no less than two business days prior to any transaction in a penny stock, a disclosure schedule in a form specified by the SEC relating to the penny stock market, which, in highlight form,

      o sets forth the basis on which the broker or dealer made the suitability determination; and

      o states that the broker or dealer must receive a signed, written agreement from the investor prior to the transaction.

Finally, monthly statements have to be sent by the broker-dealer disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Disclosure also has to be made about

      o the risks of investing in penny stocks in both public offerings and in secondary trading,

      o the commissions payable to both the broker-dealer and the registered representative,

      o     current quotations for the securities, and

      o the rights and remedies available to an investor in cases of fraud in penny stock transactions.

      We cannot predict whether or when our securities will comply with the requirements for exemption from classification as "penny stock" under Rule 3a51-1 of the Exchange Act, or the applicable "penny stock" regulations for listing on Nasdaq or some other national exchange, or if they were to become listed, be able to maintain the maintenance criteria necessary to insure continued listing. If our securities fail to qualify for the exemption or fail to qualify or meet the relevant maintenance criteria after qualification in the future, it may result in the discontinuance of the inclusion of our securities on a national exchange. However, trading, if any, in our securities may then continue in the over the counter market and quotations may be available from the over the counter bulletin board or in the so-called pink sheets, a centralized quotation service that collects and publishes market maker quotes for over the counter securities. As a result, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

Holders

      As of December 31, 2006, the Registrant had 134 shareholders of record, holding a total of 15,372,258 outstanding shares of common stock. As of May 15, 2007, the Registrant had 134 stockholders of record, holding a total of 15,372,258 outstanding shares of common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

      Nicklebys.com, Inc.'s Equity Compensation Arrangements

      As of December 31, 2006, the Registrant did not have any individual compensation arrangements or compensation plans under which shares of its common stock were authorized for issuance. The Registrant had previously granted its executive officers/directors, a director, two former directors, one done and two others, including a shareholder and its special securities counsel, options to purchase a total of 2,130,000 shares of common stock at an exercise price of $.66 per share, however, all of these options expired without exercise as of December 29, 2004.

      FIIC 2005 Plan

      On April 25, 2005, FIIC, Inc. adopted the 2005 Stock Option, Deferred Stock and Restricted Stock Plan (the "Plan"). Pursuant to the Merger and as approved by the Registrant's stockholders at its special meeting held February 7, 2006, the Registrant assumed the FIIC 2005 Stock Option, Deferred Stock and Restricted Stock Plan (the "FIIC 2005 Plan") as its stock incentive plan. There are 1,854,883 authorized but unissued shares of common stock reserved and available for issuance under the FIIC 2005 Plan.

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

      Deferred stock and restricted stock awards granted under the plan entitles recipients to purchase shares of the Registrant's common stock subject to restrictions concerning the sale, transfer and other disposition of the shares issued until such shares are vested. The purchase price must be at least 85% of the fair market value of the stock at the time the participant is granted the right to purchase shares under the plan or at the time the purchase is consummated. If a participant owns or is deemed to own more than 10% of the combined voting power of all classes of stock of the Registrant then the purchase price must be 100% of the fair market value of the stock either at the time the Participant is granted the right to purchase shares under the plan, or at the time the purchase is consummated. Upon termination of employment for any reason during the restricted period, all shares subject to any restrictions as of the date of such termination shall be forfeited by the participant, and the participant shall only receive the amount, if any paid by the Participant for such Deferred Stock or Restricted Stock, plus simple interest on such amount at the rate of 6% per year.

      As of December 31, 2006, and to date, no options, deferred stock or restricted stock awards had been granted.

      FIIC Holdings, Inc. Equity Compensation Arrangements

      As of December 31, 2006, the following securities were authorized for issuance and/or issued and outstanding pursuant to FIIC, Inc.'s individual compensation arrangements or compensation plans:

------------------------------------------------------------------------------------------------------------------------------------
                                                Equity Compensation Plan Information
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Number of securities remaining
                                    Number of securities to be                                   available for future issuance under
                                     issued upon exercise of            Weighted-average              equity compensation plans
                                       outstanding options,      exercise price of outstanding   (excluding securities reflected in
                                       warrants and rights        options, warrants and rights               column (a))
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                            --                           --                          1,854,883
  approved by security holders (1)

------------------------------------------------------------------------------------------------------------------------------------

Equity compensation plans not                 4,970,917                     $ 0.7541                                 --
  approved by security holders (2)

------------------------------------------------------------------------------------------------------------------------------------

           Total                              4,970,917                     $ 0.7541                          1,854,883
------------------------------------------------------------------------------------------------------------------------------------

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

(2) In partial consideration for the Merger, the Registrant assumed all outstanding warrants to purchase shares of FIIC, Inc.'s common stock and notes convertible into shares of FIIC, Inc.'s common stock on the same terms and conditions as previously issued by FIIC, Inc., some of which were issued pursuant to individual compensation arrangements not approved by FIIC, Inc.'s security holders . FIIC, Inc. had issued warrants exercisable for the purchase of and notes convertible into shares of its common stock as consideration pursuant to certain contracts for rights or services. In March 2005, FIIC, Inc. issued 1,808,307 warrants to purchase shares of its common stock to FIIC Research & Development, LLC ("FIIC LLC"), as part of the consideration for the perpetual, worldwide license for access to and use of the FIIC Database Content and Technology; the warrants were subsequently distributed on a pro rata basis to FIIC LLC's members. During the fourth quarter of 2005 and the first quarter of 2006, prior to the closing of the Merger, FIIC, Inc. issued notes convertible into 1,651,376 shares of its common stock as of March 31, 2006, as part of its effort to raise the financing needed to complete the Merger; in relation to such notes, FIIC, Inc. also issued warrants to purchase up to 483,077 shares of its common stock in satisfaction of certain loan fees. In conjunction with the closing of the Merger, the Registrant not only assumed these convertible notes and warrants, but also issued a note convertible into 350,000 shares of its common stock in favor of Oceanus Value Fund, L.P., as part of the Bridge Financing, as defined and described under "Recent Sales of Unregistered Securities" below, and related warrants to purchase 925,995 shares of its common stock. The Bridge Note has since been amended and, as of December 31, 2006, is convertible into 92,000 shares of the Registrant's common stock.

      Recent Sales of Unregistered Securities

      Except for the issuance of options to purchase the Registrant's common stock noted above, all of which have since expired, the Registrant did not issue any unregistered securities during the three fiscal years ending as of December 31, 2006. The prior options were issued pursuant to Section 4(6) of the Securities Act to accredited investors, as defined in that provision and in Rule 501 under the Securities Act. Except for the issuance of options to purchase the Registrant's common stock noted above, all of which have since expired, the Registrant did not issue any unregistered securities during the three fiscal years ending as of December 31, 2006. The prior options were issued pursuant to
Section 4(6) of the Securities Act to accredited investors, as defined in that provision and in Rule 501 under the Securities Act.

      As previously reported on the Registrant's Current Report on Form 8-K filed March 6, 2006, as amended, the Registrant issued certain unregistered securities subsequent to December 31, 2005, in conjunction with its closing of the Merger and related transactions. As of February 28, 2006, pursuant to the terms of the Merger Agreement by and between the Registrant, Nicklebys Acquisition Corp. and FIIC, Inc. (as further described in Item 1 above), each share of FIIC, Inc. common stock (an aggregate of 12,668,377 shares) was converted into one share of the Registrant's common stock. Additionally, warrants to purchase 2,291,384 shares of FIIC, Inc. common stock and notes in an aggregate principal amount of $700,000 convertible into at least 1,661,538 shares of FIIC, Inc. common stock (without regard to the potential conversion of any accrued and unpaid interest) were assumed by Nicklebys at the closing of the Merger. The securities were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each of the persons and/or entities receiving our securities qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended). Immediately following the closing of the Merger, the Registrant executed an Agreement and Plan of Merger with FIIC Holdings, Inc., a Delaware corporation, for the purpose of reincorporating from the State of Colorado to the State of Delaware and concurrently changing its name to FIIC Holdings, Inc.

      Further, on February 28, 2006, the Registrant issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% (the "Bridge Note") and a warrant to purchase 890,995 shares of the Registrant's common stock (the "Bridge Warrant") to Oceanus Value Fund, L.P. ("Oceanus"), in exchange for the $350,000 Senior Secured Promissory Note previously issued by FIIC, Inc. to Oceanus in November 2005 (collectively, the "Bridge Financing"). Immediately subsequent to execution of the securities purchase agreement and the issuance of the Bridge Note, the parties executed an amendment to the securities purchase agreement, extending the term of the Bridge Note, providing for partial repayment of the Bridge Note and releasing certain pledge agreements entered into in support of the Bridge Note. The principal balance of $92,000 due on the amended Bridge Note is due and payable on the earlier of May 29, 2006. As of December 31, 2006 the note has been extended until either or the Registrant's receipt of equity or debt financing in excess of $500,000. If the Registrant receives such financing prior to further default, the Registrant must pay Oceanus the lesser of 50% of the amount of the financing or the balance owed on the note, including interest. Any further extensions may be subject to additional compensation. Alternately, Oceanus may elect to convert the Bridge Note to shares of the Registrant's common stock at any time at a rate of $1.00 per share, including accrued and unpaid interest. If the note remains unpaid and unconverted at such time that the closing price for the Registrant's common stock equals or exceeds $3.00 per share for 20 consecutive trading days on the OTCBB, the trading volume for the common stock has been at least $250,000 per day for the 20 consecutive trading day period, and the shares allocated for the conversion are freely tradeable pursuant to an effective registration statement or Rule 144(k), then the note shall automatically convert at a rate of $3.00 per share.

      On February 28, 2006, in conjunction with the issuance of the Bridge Note and Bridge Warrant to Oceanus, the Registrant also issued Bridgewater Capital Corporation a warrant to purchase 35,000 shares of the Registrant's common stock at $1.00 per share. The issuance of the Bridge Note, the Bridge Warrant and the warrants to Bridgewater were made investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. Each of the persons and/or entities receiving these securities qualified as an accredited investor (as defined by Rule 501 under the Securities Act).

      On April 6, 2006, the Registrant entered into a consulting agreement with Mirador Consulting, Inc. ("Mirador") for the provision of investor relations services, as discussed in greater detail under Item 8B. As partial consideration for the services provided under the agreement, and upon ratification by the Board of Directors of the agreement, the Registrant is obligated to sell Mirador 250,000 restricted shares of its common stock at par value in reliance on an Investment Representation Letter, provided as an exhibit to the agreement. The agreement provides Mirador piggyback registration rights with respect to such restricted shares at such time as the Registrant files a registration statement with the SEC registering an amount of securities equal to at least $500,000. On December 9, 2006 Mirador and FIIH modified their agreement through March 2007. For complete and full payment under the terms of the original agreement Mirador has agreed to reduce and satisfy the cash portion of their Compensation agreement to shares only in FIIH in the amount of 150,000 common shares. These shares have not been registered.

Additional Information

      Copies of the Registrant's Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge at www.sec.gov . All statements made in any of the Registrant's filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and the Registrant does not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 6. Management's Discussion and Analysis or Plan of Operation.

This 10-KSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Risk Factors" and "Cautionary Note Regarding Forward Looking Statements" in Item 1 above.

      Since the Merger closed subsequent to the reporting period covered by this Annual Report on Form 10-KSB, this Item 6 includes both discussion of the Registrant's business as it existed as of December 31, 2005 and of the Registrant's plan of operation post-Merger to ensure that the disclosure included herein is complete and not misleading. Reference to the "Registrant" refers to Nicklebys.com, Inc. prior to February 28, 2006, and to FIIC Holdings, Inc. since that date.


                               FIIC Holdings, Inc

Results of Operations

      Operating Policies

      Since FIIC's incorporation in January 2005 and the completion of the merger with Nicklebys.com, Inc in February of 2005, the company has been in start-up operations only, and no revenue has been generated. All expenses incurred from inception through December 31, 2006 have been dedicated to the efforts to the implementation of a start-up plan intended to secure financing, governmental approval, and management team necessary for launch of FIIC's planned insurance operation.

      Year Ended December 31, 2006 In Comparison to Year Ended December 31, 2005

      FIIC Holdings, Inc, Inc. incurred a net loss of $(3,513,674) ($0.25 per share) for the year ended December 31, 2006, as compared to a net loss of $(1,024,840) ($.11 per share) for the year ended December 31, 2005. The increase in loss was due to the increase in the cost of obtaining additional debt financing and other increases in legal and administrative expenses.

      General and administrative expenses increased from $838,358 for the year ended December 31, 2005 to $1,588,641 for the year ended December 31, 2006.
This was due primarily to an increase in consulting and legal fees. Other expenses increased from $186,482 for the year ended December 31, 2005 to $1,921,599 for the year ended December 31, 2006, due to the increase in interest expense and debt issuance costs related to the increase in debt financing.

      Critical Accounting Policies, Judgments and Estimates

      The preparation of FIIC Holdings, Inc.'s Financial Statements and related notes requires the company to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Nicklebys.com, Inc. based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the Financial Statements for fiscal years 2006 and 2005. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with Nicklebys.com, Inc.'s Financial Statements and other disclosures included in this Annual Report.

Liquidity and Capital Resources

      Liquidity refers to the company's ability to generate cash from operations. Capital resources refer to the company's capital expenditures, commitments and plans.

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

      As of December 31, 2006, the Company had working capital deficit of $2,180,326. The Company generated a deficit in cash flow from operations of $760,414 for the year ended December 31, 2006. This deficit is primarily attributable to the Company's net loss from operations of $3,513,674, adjusted for stock issued for services of $475,127, amortization of debt issuance costs of $1,122,639, amortization of debt discount for conversion of $381,148 and acquisition costs of $301,199 and to changes in the balances of current assets, primarily an decrease in pre-paid expenses and deposits of $117,443 and current liabilities, primarily a decrease in accounts payable and other accrued expenses of $336,108.

      Cash flows used in investing activities for the year ended December 31, 2006 was $46,700, primarily due to net proceeds from restricted cash of $257,940, payments for acquisition of $200,000, and the acquisition of fixed assets of $11,240

      The Company met its cash requirements during the period through net proceeds from notes payable of $712,000.

      While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

                               FIIC HOLDINGS, INC.

1     Overview

Since our incorporation in January 2005, we have generated no revenue and have had only start-up operations. Upon receipt of the necessary governmental approvals and licenses and establishment of its planned insurance subsidiaries, we plan to introduce an insurance product to insure third-party investors in new and existing businesses which meet its underwriting criteria. These planned insurance subsidiaries include: FIIC Risk Retention Group ("FIIC RRG"), to underwrite and issue insurance policies; Federated Insurance Captive, an agency captive insurance company providing reinsurance ("FIC"); and Federated Group Agency ("FGA"), a master group agency providing operational services. We anticipate receipt of the necessary licenses from the Washington, D.C. Department of Insurance, Securities and Banking ("D.C. DISB") and from one state, likely Ohio, by the end of 2006; receipt of such licenses has been delayed due to limited cash flow, the time and expense needed to complete the Merger and subsequent restatement of our financial statements as of December 31, 2005. Until such time, all start-up costs, such as the Regulatory Reserves requirements and initial Operations working capital for establishment of these entities, any operational expenses, and other requirements will be funded by a combination of debt and equity financing.

2     Plan of Operation

Since our inception we have dedicated our efforts to implementation of a start-up plan intended to secure the financing, governmental approvals, and management team necessary for launch of our planned insurance operations. The key components of this plan are the execution of a license arrangement for use of the FIIC Database Content and Technology upon which FIIC's underwriting and marketing functions will rely, completion of a merger with a public company, the completion of bridge financing and private placement, and the formation and licensing of FIIC's planned insurance entities. If we are able to complete these steps in the second half 2007, we would be enabled to launch our insurance operations and to generate initial revenues late in the second half of 2007. However, there are many factors that may influence our ability to achieve this timeline, as discussed in detail in the "Risk Factors" included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and the "Updates to Risk Factors" below.

3     Start-Up Plan

..1 Licensing of FIIC Database Content and Technology

On March 17, 2005, FIIC entered into a Database Access and Content License, Hosting and Support Agreement with FIIC Research and Development, LLC ("FIIC LLC"); the parties amended this agreement on November 7, 2005, in relation to the receipt of certain bridge financing from Oceanus Value Fund, L.P. (the "Bridge Financing"). FIIC LLC developed the FIIC Database Content and Technology, including an extensive database of insurance underwriting data and standards for use in connection with insurance policies that insure investors against the risk of the loss of capital in certain business entities, specially-designed supporting software applications, and technology and database-specific workflow definitions, decision processes and models for managing such applications and utilizing the database and its contents. The license agreement provides us an exclusive and perpetual license to access and use the FIIC Database Content and Technology to obtain the underwriting data, standards and other information for the purpose of underwriting its Investor Protection policies. We also have the right to grant nonexclusive sublicenses to third parties involved in underwriting Investor Protection policies, while FIIC LLC is obligated to continue to host, maintain and augment the FIIC Database Content and Technology. In consideration for the license, FIIC issued to FIIC LLC 9,792,000 shares of its common stock, 5- year warrants to purchase 1,808,307 shares of its common stock at an exercise price of $0.87 per share and became obligated to pay a $100,000 fee. In April 2006, the Company issued 127,000 shares to a current director and shareholder valued at $0.001 per share, to correct a mathematical error in the calculation of shares owed to this individual as a member of FIIC Research & Development LLC pursuant to that license agreement. The total licensing fee of $109,919 was expensed prior to June 30, 2006, but $6,095 of the balance remained payable to FIIC LLC as of December 31, 2006.

..2 Merger with a Public Company

The completion of the merger with Nicklebys.com, Inc. on February 28, 2006 satisfied the second aspect of our start-up plan. Our management believed that becoming a public company would afford increased market liquidity and enhanced access to the capital markets, allowing us to better manage and satisfy our significant funding requirements during the start-up and initial operational period. Further, management believes that our status as a public company will enable us to make further acquisitions of assets or businesses in support of the intended long-term growth of our insurance business using our securities as consideration and will offer a competitive advantage when competing with other parties in the marketplace for such acquisitions. In addition, becoming a public company has provided us with increased visibility in the financial and insurance communities within a short timeframe and is providing increased transparency for our initial investors and customers. Although the merger cost us approximately $301,200 in legal, accounting and other related expenses beyond the merger consideration itself, including all closing costs, our management believes that we have had greater access to funding sources for our start-up activities based on our becoming a public company, and that we will continue to reap the benefits in the near future.

..3 Bridge Financing and Private Placement

We engaged in a Bridge Financing and planned a Private Placement, as described below, to provide the initial funds necessary to establish the working capital reserves with the D.C. DISB in conjunction with the formation and licensing of our planned insurance entities. Although we received funding from the Bridge Financing, we have ultimately not relied on this transaction to fund our operational activities as originally anticipated. However, we continue to anticipate receipt of significant funding from the planned Private Placement. As of September 30, 2006, we estimate that the Bridge Financing, as amended, cost us approximately $120,000 in legal, accounting, consulting and other related fees and expenses. In addition, we anticipate that the Private Placement will cost us approximately $400,000 in such expenses and commissions.

..1 Bridge Financing

In August 2005, FIIC, Inc. entered a consulting agreement with Bridgewater Capital Corporation ("Bridgewater") for general business advisory and consulting services, including assisting FIIC, Inc. to locate and secure bridge financing. Subsequently, Bridgewater introduced FIIC, Inc. to Oceanus Value Fund, L.P. ("Oceanus") and assisted in bridge financing negotiations. In November 2005, FIIC, Inc. executed a note purchase agreement with Oceanus under which it issued a $350,000 Senior Secured Promissory Note bearing annual interest at 12%. On February 28, 2006, concurrent with the closing of the Merger, we entered into a securities purchase agreement with Oceanus, pursuant to which we issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% and a warrant to purchase 890,995 shares of the Registrant's common stock, in exchange for the senior secured note previously issued to FIIC, Inc. in November 2005. We refer collectively to the issuance of these notes and warrants as the Bridge Financing. Immediately subsequent to execution of the securities purchase agreement and the issuance of the senior secured convertible note in February 2006, the parties also executed an amendment to the securities purchase agreement, extending the term of the convertible note to May 29, 2006, providing for partial repayment of the note and releasing certain pledge agreements entered into in support of the note. On September 1, 2006, the parties executed a second amendment to the securities purchase agreement and convertible note, further extending the maturity date of the convertible note to September 30, 2006. The other terms and conditions of the note and the security and guaranty associated with it are described in greater detail in our Current Report on Form 8-K/A filed on June 6, 2006 with the SEC. As of December 31, 2006, we had not paid the pending principal balance of $92,000 or accrued interest of $9,255 and were in default under the terms of the amended Oceanus Note. On November 1, 2006, we executed a further amendment to the securities purchase agreement convertible extending the term of the convertible note to December 31, 2006.

..2 Private Placement

As previously described in our Current Report on Form 8-K/A filed on June 6, 2006 with the SEC, we had engaged a placement agent in connection with a planned private placement (the "Private Placement") of our common stock. Although originally intended to be conducted concurrent with the merger process. As of December 31, 2006, we had not yet launched the Private Placement due to ongoing negotiations with the Placement Agent and timing issues arising from the restatement of our financial statements for the year ended December 31, 2005. When completed, if at all, we anticipate that the net proceeds from the Private Placement will be used to repay outstanding short-term debt and to fund the Regulatory Reserves working capital and Operations working capital required to obtain a license from the Washington, D.C. Department of Insurance, Securities and Banking, in support of our planned application to establish a Risk Retention Group, or RRG. We must successfully establish an RRG and obtain a license for the RRG before launching our insurance operations. Funds received beyond those needed to repay debt and fund the Regulatory Reserves working capital, if any, will be used for general corporate purposes, including general and necessary operations working capital, marketing and expanding our technical employee base.

THIS QUARTERLY REPORT IS NOT AN OFFER OF SECURITIES FOR SALE. ANY SECURITIES SOLD IN THE PRIVATE PLACEMENT WILL NOT BE REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES UNLESS REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR PURSUANT TO AN EXEMPTION FROM SUCH REGISTRATION.

..3  Establishment and Licensing of Insurance Entities

Our revenue model primarily depends on its use and management of the FIIC Underwriting Data and Standards, as licensed from FIIC LLC, in support of the sale of Investor Protection insurance policies through FIIC RRG, with reinsurance and operational support provided by FIC and FGA, respectively. However, we are unable to launch our planned insurance operations and therefore cannot generate any operational revenues until these insurance entities are formed and licensed as required by the D.C. DISB. The key items required to complete this stage of FIIC's start-up plan are the completion and submission of the licensing application and the funding of the required Regulatory Reserves and Operations working capital. We are in the process of preparing the application for the establishment and licensing of the three entities; initial drafts of the feasibility studies required by the applications were completed in October 2006. Further, the D.C. DISB requires a company to maintain one dollar in working capital on reserve for every $2.00 of insurance premium to be written prior to the establishment and licensing of a RRG. In support of FIIC RRG, FIIC will provide an initial Regulatory Reserve of $100,000 cash and an additional $400,000 pursuant to a FIIC, Inc. Surplus Note to satisfy the funding requirements. In support of FIC, FIIC will provide an initial Regulatory Reserve of $100,000 cash and an additional $300,000 pursuant to a FIIC, Inc. Surplus Note to satisfy the funding requirements. It is estimated that each Surplus Note would be repaid over a five-year period and may not begin until operations year two, subject to the approval of the D.C. DISB. However, due to recent and ongoing reviews by the D.C. DISB and other regulators of the surplus levels of various RRGs, the D.C. DISB may require even greater surplus levels at its discretion. FIIC applied a portion of the funding received from its May 2006 issuance of convertible notes in a private transaction towards the required actuarial feasibility studies, which were completed in October 2006. However, we do not anticipate filing the completed application until FIIC has the necessary capital to fund the required Regulatory Reserves and Operations needs, likely upon receipt of the Private Placement net proceeds supplemented if necessary from other sources to a combined net of $2,000,000. Once the application is filed, we expect the operating structure for the three new insurance entities to be formally established and licensed within 90-120 days, including the licensing of FIIC RRG and FIC in the District of Columbia and at least one state, likely Ohio.

4     Capital Resources and Liquidity

To date, we have primarily obtained financing for our Merger and other aspects of the Plan of Operation presented above via debt financing. Most recently, in September 2006, we borrowed $20,000 of funds from an existing shareholder via a one-year convertible note. As of December 31, 2006, we owe $39,000 in principal under demand notes from certain stockholders and another $1,170,000 in principal under convertible notes, as compared to $39,000 in demand notes as of December 31, 2006. We anticipate that additional funds will become available to FIIC in subsequent debt financings and through the planned Private Placement, to fund our planned launch and growth of operations over the coming twelve months.

As of December 31, 2006, we had cash and cash equivalents and restricted cash of $(16,102) and current liabilities of $2,185,235 as compared to cash and cash equivalents of $1,714 and current liabilities of $1,066,611 as of December 31, 2005. As of December 31, 2006, we had an accumulated operating deficit of $4,538,514, as compared to the accumulated operating deficit of $1,024,840 as of December 31, 2005. This deficit has continued to increase in the subsequent months, and will continue to do so at least until our insurance entities become fully licensed and operational. Subsequent to December 31, 2006 the registrant has commenced a Private Placement for $1,500,000 of its common stock and entered in to a Standby $2,000,000 Guaranty. The proceeds from the PPM and the Guaranty will be used to meet its working capital and licensing requirements.

5     Use of Available Funds

We believe that if we can successfully launch and complete a Private Placement, or complete an equivalent round of financing, prior to the end of the fiscal year, our current capital resources will be sufficient to cover all startup costs, Regulatory Reserves requirements and operating expenses for twelve months, including the anticipated initial six months of its insurance operations. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing, which may take the form of debt, convertible debt or equity, in order to provide all necessary working capital. There is no guarantee that we will be successful in raising the funds required. FIIC currently anticipates allocating its capital resources as follows:

..1 Debt Repayment

To the extent possible, we will defer repayment of all outstanding debt obligations until receipt of net proceeds from either the planned Private Placement or an equivalent round of financing. To the extent some amount of principal or interest is to be repaid prior to such financing, we are relying on the net proceeds from our recent convertible note issuances. Our management believes that a majority, if not all, of our currently outstanding convertible notes as of December 31, 2006, in the aggregate principal amount of $1,262,000 will convert into equity upon maturity and thus not require repayment; if such conversion were to occur we would issue over time at least 2,693,538 shares of our common stock, not including any shares issuable upon conversion of accrued interest.

For the twelve months ended December 31, 2006, net interest expense related to outstanding debt was $477,759, an increase from $44,623 from the inception in January 2005 through December 31, 2005.

..2 Entity Financing

As noted above, we intend to fund the working capital Regulatory Reserves of FIIC RRG and FIC in the amounts of $500,000 and $400,000, respectively, from the anticipated net proceeds of the Private Placement. However, due to recent and ongoing reviews by the D.C. DISB and other regulators of the surplus levels of various RRGs, the D.C. DISB may require even greater reserve levels at its discretion. In addition, FIIC intends to provide FIIC RRG and FIC each with approximately $50,000 for formation and associated initial start-ups costs. FIIC also intends to provide FGA with initial Operations working capital of $529,500, to fund its services in support of FIIC RRG and FIC, including regulatory reporting, backroom operations, underwriting, claims and accounting. The management agreement between FGA and each of the other insurance entities will detail which vendors and suppliers will be responsible for reinsurance support, legal services, accounting services, actuarial support, and other services beyond the abilities of FGA's own personnel. FIIC anticipates that FGA's operational expenses for the first six months of its management agreement with FIIC RRG and FIC will total approximately $270,000. Subject to this agreement, FIIC RRG and FIC will provide certain management fees to FGA for its services, but the initial grant of working capital will cover FGA's start-up costs and ensure its ability to meet its contractual and regulatory obligations until such time as the insurance operations are fully functional. Subsequent to December 31, 2006 the registrant has commenced a Private Placement for $1,500,000 of its common stock. The proceeds will be used to meet its working capital and licensing requirements.

..3 Operating Expenses

Any funds received beyond those needed to repay debt, fund the regulatory working capital Regulatory Reserves and provide the insurance entities with initial Operations working capital will be used for our general corporate purposes, including initial product development, marketing and employee costs. Within the next twelve months, including the anticipated initial six months of its revenue-producing insurance operations, we anticipate spending up to $50,000 on intellectual property rights and product development costs, including payment of the $6,095 owed to FIIC LLC under the license agreement for the FIIC Database Content and Technology, $12,000 on Dun & Bradstreet information fees, $1,000 on web services and support and $30,000 on the part-time employment of an information technology specialist. During this period, we also anticipate incurring up to $93,000 in legal expenses relating to the launch of its operations and general corporate governance and $150,000 in audit-related expenses. We also plan to spend up to $40,000 towards market development in the next twelve months, including designing and placing its advertising on-line and developing other sales tools. Other anticipated operating expenses during this initial period include payment of $198,000 in accrued consulting fees, $25,000 to reinstate Fair Isaac and back office technology, approximately $60,000 in overhead expenses such as copy, fax and phone charges and basic travel expenses, and additional funds, as available, towards reducing our accumulated deficit. There are no plans nor is there any necessity to purchase any significant equipment, beyond basic office computers and related technology.

Within the first six months of the launch of our insurance operations, we will rely on our executive officers, supported by independent consultants, to fulfill all operational functions. We do anticipate hiring additional part-time or full-time employees as we work toward the operational benchmark of 100 policies sold, although part-time consultants may be used during this period. Accrued consulting fees will be, on an individual basis and dependent upon available funds, paid by a combination of stock and cash. We will initiate payment of executive salaries as we process the formal Registration and Licensure of the planned insurance subsidiaries full licensure for operations and when each individual executes an employment agreement.

For the twelve months ending December 31, 2006, our total operating expenses were $1,592,075, as compared to $838,358 for twelve month period ending December 31, 2005. Operating expenses for the twelve months ending December 31, 2006, consisted of $1,588,641 of general and administrative expenses and $3,434 of depreciation. The period-to-period decrease reflects our initial start-up costs and costs associated with the launch of the merger process. We anticipate that general and administrative expenses will grow in coming periods as we establish our operating entities and launch our operations. During the twelve month period ending December 31, 2006, we incurred other (non-operating) expenses of $1,921,599, as compared to $186,482 of other expenses for the twelve months ending December 31, 2005. Acquisitions costs of $301,199 represented a significant portion of the other expenses for the twelve months ending December 31, 2006; during that period net interest expense totaled $477,759 and our debt issuance costs totaled $1,142,641. We anticipate that we will continue to incur significant interest expense in relation to the notes currently outstanding, until such time as we repay the debt or convert the notes, where applicable under their terms, into equity securities of the Company.

..4 Launch of Revenue-Producing Insurance Operations

Upon launch of our insurance operations, we anticipate generating revenues primarily from the sale of our Investor Protection insurance policies. In the initial six months of our insurance operations, we project issuing 17 policies. If these are written at a maximum total investment per business of $250,000, generating an average premium of ten percent (10%), then $425,000 gross premiums revenue would be generated in this initial operational period. Based on our management's analysis of new business starts in the Ohio area, its initial target market, we believe that this level of performance represents a projected market penetration of about 0.23%. Further, we will generate related revenues from a $50 fee per application, regardless of the number of resulting policies issued.

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

Since the funds in the Regulatory Reserves working capital cannot be used to fund operations, we may also need additional capital to continue to adequately grow its business post-launch of its insurance operations. The amount of additional capital we may need to raise through public or private equity or debt financings over the next few years will depend on many factors, including:

o market acceptance and the growth rate of demand, if any, for our Investor Protection policies;

o the lead time required to execute and generate a revenue stream from customer contracts;

o changes in the size of the required working capital reserve or other regulatory requirements;

o availability of opportunities for strategic acquisition of other companies with technology, resources, customers or know-how that will further the growth of our insurance business; and

o the accuracy of our projections regarding its operating costs, including the costs of regulatory compliance, personnel, legal and accounting costs and the cost of funds.

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

6     Product Research and Development

We do not anticipate undertaking any research and development activities during the next twelve months, other than any remaining efforts in support of the launch of our Investor Protection Policy.

7     Acquisition of Plant and Equipment and Other Assets

During the year ended December 31, 2006 the company purchased $11,240 of office and computer equipment. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

8     Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements.

9     Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

10    Employees

As of December 31, 2006, the efforts of FIIC's named executive officers, independent outside directors and key personnel have been primarily for no, nominal and/or deferred compensation. Prior to February 7, 2006, we had not entered any employment or other long-term compensation agreements with our executive officers or other key personnel. We intend to enter formal employment agreements with all of our executive officers and key personnel as we formally process licensure and launch our insurance operations. However, on February 7, 2006, FIIC, Inc. executed a written consulting agreement with Jim France documenting his consulting arrangement and confirming the continuance of such arrangement until such time as FIIC, Inc. had sufficient funds to formalize the terms of and execute an employment agreement with Mr. France; FIIC Holdings, Inc. assumed this consulting arrangement as a result of the merger process. It is anticipated that the terms of all FIIC employment agreements with its officers will provide for cash and equity compensation at an appropriate level for a start-up company, but also recognize the professional experience and forms of expertise each individual brings to FIIC's business. It is also anticipated that employment agreements with officers and other key personnel will include provisions setting forth any severance arrangements, as well as confidentiality and non-competition clauses.

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

11    Recent Accounting Pronouncements

We have adopted all relevant recently issued accounting pronouncements; for additional details see the notes to our unaudited condensed consolidated financial statements under Item 1. The adoption of the accounting pronouncements is not anticipated to have a material effect on our operations.

12    Updates to Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in the Company's Annual Report on Form 10-KSB, as filed April 11, 2006, before engaging in transactions in the Company's common stock. The Company's business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of the Company's common stock could decline due to any of these risks, and an investor may lose all or part of his investment.

Some of these factors have affected the Company's financial condition and operating results in the past or are currently affecting the Company. This Quarterly Report on Form 10-QSB also contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by the Company described below and in the Annual Report on Form 10-KSB. With respect to this discussion, the terms "FIIC," "the Company," "we," and "our" refer to FIIC Holdings, Inc. and its wholly-owned subsidiary FIIC, Inc. Subsequent to December 31, 2006 the registrant has commenced a Private Placement for $1,500,000 of its common stock. However, no assurance can be made that the offer will be successful.

13    Risks Related to Our Operations

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

As of December 31, 2006, we had an accumulated deficit of approximately $4,538,514. We expect to continue to incur losses over at least the next year, and the amount of future losses is uncertain. Our ability to generate revenue and become profitable will depend on obtaining and maintaining regulatory approvals in the U.S., achieving market acceptance for our Investor Protection policies and related services and successfully executing our business plan. Sales of our Investor Protection policies cannot begin until our insurance entities receive all necessary regulatory approvals. If we fail to generate significant revenues from commercial sales of such investor protection policies, fail to obtain necessary regulatory approvals, or if revenues fail to grow at a pace rapid enough to offset anticipated increases in expenses, we may never achieve profitability.

Any change in our relationship with the exclusive licensor of the FIIC Database Content and Technology, which we will use to sell and underwrite its policies, could prevent us from accurately assessing potential insureds' risk profiles when issuing policies and from writing policies in a timely manner, thereby reducing our future revenues or increasing our costs.

We rely on a Database Access Content License, Hosting and Support Agreement with FIIC LLC to access the FIIC Underwriting Data and Standards used to underwrite our Investor Protection policies. Under this agreement, we have exclusive, perpetual, worldwide rights to access the FIIC Database Content and Technology via FIIC LLC's proprietary technology and to use it to underwrite and sell Investor Protection policies. However, these exclusive rights may be terminate or may be terminated if we breach the terms of the license agreements and fail to cure the breach.

Our reliance on this license subjects us to various risks that could harm our business, including:

o reliance on FIIC LLC to maintain the FIIC Database Content and Technology and provide adequate support services if and when we encounter a problem;

o reliance on FIIC LLC to ensure the security of the FIIC Database Content and Technology Data and Standards from our competitors;

o the possibility that FIIC LLC may not be able to obtain adequate information from its third-party sources in a timely manner or on commercially reasonable terms; and

o that we may have difficulty locating an alternative set of applicable underwriting data and standards and similar user interface, if available at all, should FIIC LLC breach the terms of the license agreement or become unable to fulfill its obligations.

Disruption or termination of our agreement with FIIC LLC could delay or suspend our overall efforts to create a market for our Investor Protection policies. The loss of the license or FIIC LLC's failure to maintain the licensed technology and data could require us to cease providing products or services using such licensed technology, which would likely result in a significant loss of revenue for our business. In consideration for the license, we issued to shares of our common stock, 5-year warrants to purchase shares of our common stock and became obligated to pay a $100,000 cash fee. As of June 30, 2006, the entire licensing fee had been expensed, but as of December 31, 2006 we still owe FIIC LLC $6,095.

14    Risks Relating to Regulatory Requirements

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

Use of certain data collected from investors may be subject to regulation by various federal, state and local regulatory authorities. Compliance with existing federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may increasingly affect our operations, including the sharing of such information with FIIC LLC pursuant to the license agreement for maintenance of the FIIC Database Content and Technology, and could result in substantial expense for regulatory compliance, limitations on access to important information, litigation expense and a loss of revenue. Furthermore, investors may become less willing to provide personal information over time as other companies' failures to adequately protect customer personal information become publicized.

If we fail to maintain effective internal controls over financial reporting, we may be subject to litigation and/or costly remediation and the price of our common stock may be adversely affected.

As a private company, FIIC, Inc. did not previously have to report on its disclosure controls and procedures or its internal controls over financial reporting, and as a developing company is only in the process of implementing formal procedures intended to satisfy the requirements of Section 404 and other related provisions of the Sarbanes-Oxley Act of 2002. However, beginning with our fiscal year ending December 31, 2007, we will have to fully comply with these requirements. Failure to establish the required controls or procedures, or any failure of those controls or procedures once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Upon review of the required internal controls over financial reporting and disclosure controls and procedures, our management and/or our auditors may identify material weaknesses and/or significant deficiencies that need to be addressed. Any actual or perceived weaknesses or conditions that need to be addressed in our internal controls over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting could have an adverse impact on the price of our common stock and may lead to claims against us.

15    Risks Related to FIIC's Capital Structure

Our capital needs are uncertain and we will likely need to raise additional funds, which may not be available on favorable terms, if at all, thereby potentially disrupting the initial growth of our insurance business and our ability to generate revenue.

We believe that we will have sufficient cash and cash equivalents to meet projected operating requirements for approximately the next 12 months upon completion of either the planned Private Placement or an equivalent round of financing. Since we did not complete the Private Placement within the third quarter, or to date have failed to raise the net proceeds sought, we will need to seek additional funds from public and private stock offerings, borrowings under credit lines or other sources as we continue to plan the Private Placement because, pursuant to district and federal insurance law, the Washington, D.C. Department of Insurance, Securities and Banking ("D.C. DISB"), requires a company to maintain one dollar in working capital on reserve for every $2.00 of insurance premium to be written prior to the establishment and licensing of a risk retention group, or RRG. We are in the process of preparing an application for the establishment and licensing of an RRG for submission to the D.C. DISB, pending the funding of necessary working capital reserve. We anticipate filing of the complete application by mid 2007. If we are unable to fund or successfully complete the required study or the minimum working capital reserve, then it will be unable to launch its operations. Since the funds in the working capital reserve cannot be used to fund operations, we may also need additional capital to continue to grow our business in keeping with market demand if early product sales are steady.

The amount of additional capital we may need to raise through public or private equity or debt financings over the next few years will depend on many factors, including:

o market acceptance and the growth rate of demand, if any, for our Investor Protection policies;

o the lead time required to execute and generate a revenue stream from customer contracts;

o changes in the size of the required working capital reserve or other regulatory requirements;

o availability of opportunities for strategic acquisition of other companies with technology, resources, customers or know-how that will further the growth of our insurance business; and

o the accuracy of our projections regarding our operating costs, including the costs of regulatory compliance, personnel, legal and accounting costs and the cost of funds.

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

As a result of the Bridge Financing, as defined and discussed in detail under "Bridge Financing and Private Placement" under Item 2 herein, Oceanus holds a senior secured convertible promissory note convertible into shares of our common stock at any time (the "Oceanus Note"), including accrued and unpaid interest, and a warrant to purchase additional shares of our common stock. Immediately subsequent to execution of the securities purchase agreement and the Oceanus note, the parties executed an amendment to the securities purchase agreement, extending the term of the Oceanus Note, providing for partial repayment of the Oceanus Note and releasing certain pledge agreements entered into in support of the Oceanus Note. On September 1, 2006, the parties executed a second amendment to the securities purchase agreement and convertible note, further extending the maturity date of the convertible note to September 30, 2006. As of December 31, 2006, we were in default on the amended Oceanus Note, as we had not paid the pending principal balance of $92,000, nor accrued interest of $9,255.

In support of the Oceanus Note, we executed a security agreement in favor of the note holder, pledging all of our existing and hereafter acquired assets, including our license for the FIIC Database Content and Technology, as security for the Oceanus Note, and FIIC, Inc. also provided a subsidiary guaranty. In addition, our Chief Executive Officer, President and director, James France, has executed a pledge agreement guarantying our obligations under the convertible note with an aggregate 571,000 shares of his common stock.

Because we have not fulfilled our payment obligations under the convertible note, if the note holder chooses not to convert the Oceanus Note to alternatively satisfy such obligations, under the pledge agreements the note holder would be entitled to the pledged shares. Although the note holder could not obtain control of the Company upon receipt of the pledged shares and exercise of our warrant to purchase common stock, the note holder would obtain a more significant stake in FIIC. Further, upon enforcement of the pledge agreement, Mr. France would lose all of his current holdings of our common stock, and thus may be less likely to exercise his outstanding warrants to re-establish an ownership position and/or may be less inclined to serve in leadership positions. Finally, if the note holder seeks to exert control over the rights to the FIIC Database Content and Technology on which our business model relies, the note holder could disrupt our business to the detriment of our results of operations and our other stockholders..

Off-Balance Sheet Arrangements

      As of February 28, 2007, the Company had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

      FIIC's financial statements are prepared on the accrual basis and in conformity with generally accepted accounting principles for U.S. Companies ("U.S. GAAP"). Cash and cash equivalents are defined as cash and investments with maturity of less than three (3) months. Any prepaid costs are deferred and expensed at time of receiving services. Debt issuance costs are amortized based upon the lives of the respective debt obligations. FIIC's management may be required to make estimates and assumptions that affect the reporting amount of assets and liabilities, the actual results of which could differ from those estimates.

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

      On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS
140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

      In July 2006, the FASB issued Interpretation No. 48 (FIN 48). "Accounting for uncertainty in Income Taxes". FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, "Accounting for Contingencies". FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

      In September 2006 the Financial Account Standards Board (the "FASB") issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

      In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

      In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial condition or results of operations.

Item 7. Financial Statements.

      The audited financial statements for the Registrant for the reporting period are set forth in this Annual Report beginning on page F-1.

      The audited financial statements for FIIC, Inc. for the reporting period were previously filed as part of the Registrant's Current Report on Form 8-K filed March 6, 2006, reporting the closing of the Merger and the related changes in the Registrant's plan of operation and management.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page No
                                                                         -------

Report of Independent Registered Certified Public Accounting Firm            F-2

Report of Independent Registered Public Accounting Firm                      F-3

Consolidated Balance Sheet at December 31, 2006 and 2005                     F-4

Consolidated Statements of Losses for the Years Ended December 31, 2006
and for the period January 25, 2005 (date of inception) through
December 31, 2005, and for the period from January 25, 2005
(date of inception) through December 31, 2006                                F-5

Consolidated Statements of Deficiency in Stockholders' Equity
for the period January 25, 2005 (date of inception) through
December 31, 2006                                                            F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006 and for the period January 25, 2005
(date of inception) through December 31, 2005, and for the period
from January 25, 2005 (date of inception) through December 31, 2006    F-7 ~ F-8

Notes to Consolidated Financial statements                            F-9 ~ F-21

                  RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                        Certified Public Accountants


     REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM


To the Board of Directors
FIIC Holdings, Inc.
Denver, Colorado


We have audited the accompanying balance sheet of FIIC Holdings, Inc. (the "Company"), as of December 31, 2006 and the related statements of operations, deficiency in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audit. The financial statements of the Company, as of the year ended December 31, 2005 and for the period January 25, 2005 (date of inception) through December 31, 2005, were audited by other auditors whose report dated March 1, 2006 (except for Note 12, as to which the date is May 31, 2006), expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, and for the period January 25, 2005 (date of inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M, the Company has incurred significant operating loss in current year and also in the past, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                        ----------------------------------------
                                        Russell Bedford Stefanou Mirchandani LLP
                                        Certified Public Accountants


New York, NY
May 3, 2007

[LETTERHEAD OF SCHOONOVER BOYER & ASSOCIATES]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and
Shareholders of FIIC, Inc.
Columbus, Ohio

We have audited the accompanying balance sheet of FIIC, Inc. (a Delaware Corporation) as of December 31, 2005 and the related statements of operations, equity, and cash flows for the period from inception (January 25, 2005) to December 31, 2005. These financial statements are the responsibility of FIIC, Inc's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reposting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FIIC, Inc as of December 31, 2005, and the results of its operations and its cash flows for the initial period then ended in conformity with accounting principles generally accepted in the United States of America.

Our original audit report dated March 1, 2006 has been withdrawn and the financial statements have been revised as described in Note L to the December 31, 2006 consolidated financial statements.

                                            /s/ Schoonover Boyer & Associates

Columbus, Ohio
March 1, 2006 (except for Note L to the December 31, 2006 consolidated financial statements, which is as of May 17, 2007).

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                             December 31,
                                                                         2006          2005
                                                                     -----------    -----------
                                                                                    (Restated-
                                                                                      Note L)
                                ASSETS
Current assets:
Cash and cash equivalents                                            $        --    $     1,714
Prepaid expenses and deposits                                              4,849         12,500
Restricted cash                                                               60        258,000
                                                                     -----------    -----------
Total current assets                                                       4,909        272,214
                                                                     -----------    -----------
Property, plant and equipment, net of accumulated
  depreciation of $3,434                                                   7,806             --

Other assets:
License agreement (Note D)                                                    --        109,792
Loan fees, net of accumulated amortization of $859,723
  and $141,859 at December 31, 2006 and December 31, 2005
  respectively                                                           317,222        297,607
                                                                     -----------    -----------

Total other assets                                                       317,222        407,399
                                                                     -----------    -----------

Total assets                                                         $   329,937    $   679,613
                                                                     ===========    ===========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft                                                       $    16,162    $        --
Accounts payable and accrued expenses                                    987,723        551,617
Notes payable, bridge loan (Note E)                                       92,000        350,000
Notes payable-convertible (Note F)                                     1,050,350        125,994
Notes payable-related parties (Note G)                                    39,000         39,000
                                                                     -----------    -----------
Total current liabilities                                              2,185,235      1,066,611
                                                                     -----------    -----------

Commitments and contingencies (Note K)

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value: 3,000,000 shares authorized,
  0 issued and outstanding                                                    --             --
Common stock, $0.001 par value: 100,000,000 shares authorized;
  15,372,258 and 10,843,377 shares issued and outstanding as of
  December 31, 2006 and December 31, 2005 respectively (Note H)           15,372         10,843
Additional paid in capital                                             2,667,844        626,999

Deficit accumulated during development stage                          (4,538,514)    (1,024,840)
                                                                     -----------    -----------
Total deficiency in stockholders' equity                              (1,855298)       (386,998)
                                                                     -----------    -----------
Total liabilities and deficiency in stockholders' equity             $   329,937    $   679,613
                                                                     ===========    ===========

See the accompanying footnotes to the consolidated financial information

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENT OF LOSSES

                                                                         For the period           For the period
                                                                     January 25, 2005 (date   January 25, 2005 (date
                                               For the year ended    of inception) through     of inception) through
                                                  December 31,         December 31, 2005         December 31, 2006
                                                      2006            Restated-See Note L      Restated-See Note L
                                               ------------------     -------------------     ---------------------
Operating expenses:
General and administrative                     $        1,588,641      $          838,358       $        2,426,999
Depreciation                                                3,434                      --                    3,434
                                               ------------------      ------------------       ------------------
Total operating expenses                                1,592,075                 838,358                2,430,433

Other expenses:
Interest expense, net                                     477,759                  44,623                  522,382
Debt issuance costs                                     1,142,641                 141,859                1,284,500
Acquisition costs (Note B)                                301,199                      --                  301,199
                                               ------------------      ------------------       ------------------
Total other expenses                                    1,921,599                 186,482                2,108,081

Net (loss) before provision for income taxes           (3,513,674)             (1,024,840)              (4,538,514)

Provision for income taxes                                     --                      --                       --
                                               ------------------      ------------------       ------------------

NET LOSS                                       $       (3,513,674)     $       (1,024,840)      $       (4,538,514)
                                               ==================      ==================       ==================

Loss per common share (basic and assuming
  dilution)                                    $            (0.25)     $            (0.11)
                                               ==================      ==================

Weighted average common shares outstanding
  (basic and diluted)                                  14,305,142               9,072,237
                                               ==================      ==================

See the accompanying footnotes to the consolidated financial information

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
  FOR THE PERIOD JANUARY 25, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

                                                                                                       Deficit
                                                                                                     Accumulated          Total
                                                                                     Additional         During        Deficiency in
                                                         Common        Stock          Paid in        Development      Stockholders'
                                                         Shares        Amount         Capital           Stage            Equity
                                                         ------        ------         -------           -----            ------
Balance, January 25, 2005 (Date of Inception)                   --   $     --     $         --     $         --      $         --
Common stock issued to founder in February,
  2005 at $0.001 per share (par value)                           1         --            1,000               --             1,000
Common stock issued in March, 2005 in exchange
  for licensing agreement at $0.001 per share
  (par value)                                            9,792,000      9,792               --               --             9,792
Common stock issued in September,  2005 for
  services rendered at $0.50 per share                     400,000        400          199,600               --           200,000
Common stock issued in November, 2005 for debt
  issuance costs at $0.50 per share                        651,376        651          325,037               --           325,688
Value attributed to 460,000 5 year warrants at
  $0.87 per share issued in October, 2005 as
  additional incentive to lender                                --         --           91,084               --            91,084
Value attributed to 23,077 5 year warrants at
  $0.87 per share issued in December, 2005 as
  additional incentive to lender                                --         --           10,278               --            10,278
Net loss-December 31, 2005                                      --         --               --       (1,024,840)       (1,024,840)
                                                      ------------   --------     ------------     ------------      ------------
Balance, January 1, 2006:                               10,843,377     10,843          626,999       (1,024,840)         (386,998)
Common stock issued in January, 2006 for debt
  issuance costs at $0.50 per share                        200,000        200           99,800               --           100,000
Common stock issued in February, 2006 at merger
  at $0.001 per share (par value)                        1,198,547      1,199               --               --             1,199
Common stock issued in February, 2006 for
  services rendered at $0.50 per share                     825,000        825          411,675               --           412,500
Common stock issued in February, 2006 for debt
  issuance costs at $0.50 per share                        800,000        800          399,200               --           400,000
Beneficial conversion feature of convertible
  debentures                                                    --         --          289,700               --           289,700
Value attributed to 35,000 5 year warrants at
  $0.87 per share issued in February, 2006 as
  debt issuance cost                                            --         --           15,589               --            15,589
Value attributed to 890,995 5 year warrants at
  $1.04 per share issued in February, 2006 as
  debt issuance cost                                            --         --          137,092               --           137,092
Common stock issued to founder in April, 2006
  at $0.001 per share (par value)                          127,000        127               --               --               127
Common issued in April, 2006 for services
  rendered at $0.50 per share                              125,000        125           62,375               --            62,500
Common stock issued in May, 2006 for debt
  issuance costs at $0.50 per share                        866,667        866          432,467               --           433,333
Common stock issued in September, 2006 for debt
  issuance costs at $0.50 per share                         53,333         54           26,613               --            26,667
Common stock issued in October, 2006 for debt
  issuance costs at $0.50 per share                        160,000        160           79,840               --            80,000
Common stock issued in November, 2006 for debt
  issuance costs at $0.50 per share                        173,334        173           86,494               --            86,667
Net Loss                                                        --         --               --       (3,513,674)       (3,513,674)
                                                      ------------   --------     ------------     ------------      ------------
Balance-December 31, 2006                               15,372,258   $ 15,372     $  2,667,844     $ (4,538,514)     $ (1,855,298)
                                                      ============   ========     ============     ============      ============

See the accompanying footnotes to the consolidated financial information

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   For the period          For the period
                                                                                  January 25, 2005        January 25, 2005
                                                                                (date of inception)     (date of inception)
                                                               Year ended             Through           Through December 31,
                                                            December 31, 2006    December 31, 2005     2006 (Restated-Note L)
                                                            -----------------    -----------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                    $  (3,513,674)       $  (1,024,840)           $  (4,538,514)
Adjustments to reconcile net (loss) to cash used in
  operating activities:
Depreciation                                                          3,434                   --                    3,434
Common stock issued for services rendered                           475,127              201,000                  676,127
Acquisition costs                                                   301,199                   --                  301,199
Amortization of debt discount for convertible debentures
  and warrants                                                      381,148               17,078                  398,226
Amortization of debt issuance costs                               1,122,639              141,859                1,264,498
(Increase) decrease in:
Prepaid expenses and deposits                                       117,443              (12,500)                 104,943
Increase (decrease) in:
Cash overdraft                                                       16,162               16,162
Due to related parties                                                   --              104,977                  104,977
Accounts payable and other accrued expenses                         336,108              346,640                  682,748
                                                              -------------        -------------            -------------
Net cash used in operations                                        (760,414)            (225,786)                (986,200)
                                                              -------------        -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from restricted cash                                   257,940             (258,000)                     (60)
Cash paid for acquisition                                          (200,000)                  --                 (200,000)
Acquisition of fixed assets                                         (11,240)                  --                  (11,240)
                                                              -------------        -------------            -------------
Net cash used in investing activities                                46,700             (258,000)                (211,300)
                                                              -------------        -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related parties                           5,000               39,000                   44,000
Proceeds from notes payable, net of repayments                      707,000              446,500                1,153,500
                                                              -------------        -------------            -------------
Net cash used in financing activities                               712,000              485,500                1,197,500
                                                              -------------        -------------            -------------

Increase (decrease) in cash and cash equivalents                     (1,714)               1,714                       --
Cash and cash equivalents beginning of the period                     1,714                   --                       --
                                                              -------------        -------------            -------------
Cash and cash equivalents end of the period                   $          --        $       1,714            $          --
                                                              =============        =============            =============

See the accompanying footnotes to the consolidated financial information

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               For the period          For the period
                                                                              January 25, 2005        January 25, 2005
                                                                            (date of inception)     (date of inception)
                                                           Year ended             Through            Through December 31,
                                                        December 31, 2006     December 31, 2005     2006 (Restated-Note L)
                                                        -----------------     -----------------     ----------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest                       $        --           $       --              $        --
Cash paid during period for taxes                          $        --           $       --              $        --
Non-cash financing and investing activities:
Common stock issued in exchange for services               $   475,127           $  201,000              $   676,127
Shares issued for debt issuance costs                      $ 1,126,667              325,668              $ 1,452,355
Beneficial conversion feature of convertible
  notes-warrants                                           $   152,681              101,362              $   254,043
Beneficial conversion feature of convertible
  notes                                                    $   289,700           $       --              $   289,700
Value of warrants issued for debt issuance costs           $    15,589                                   $    15,589
Acquisitions:
Common stock retained                                      $     1,199           $       --              $     1,199
Assets acquired                                                     --                   --                       --
Liabilities assumed                                             86,448                   --                   86,448
Expenses relating to acquisition                                13,552                                        13,552
Cash paid                                                      200,000                   --                  200,000
                                                           -----------           ----------              -----------
Total acquisition paid/acquisition cost                    $   301,199           $       --              $   301,199
                                                           ===========           ==========              ===========

See the accompanying footnotes to the consolidated financial information

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Business and Basis of Presentation

FIIC Holdings, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Delaware on January 26, 2006. Currently, the Company has limited operations and is a development stage company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). The Company is devoting substantially all of its efforts to establishing a new business. The Company plans to introduce an insurance product to entrepreneurial business enterprises designed to insure third party investors. The success of the business will depend on its ability to raise sufficient capital to bring the business plan to fruition.

On February 28, 2006, the Company's predecessor FIIC, Inc. ("FIIC") consummated a business combination with Nicklebys.com, Inc. ("NBYS") pursuant to an Agreement and Plan of Merger ("Merger Agreement") (the "Merger"). In accordance with SFAS No. 141, FIIC, Inc. was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Merger Agreement provided for a recapitalization of the FIIC's capital structure. As a result of the Merger, there was a change in control of NBYS. Also, subsequently, NBYS's name was changed from Nicklebys.com, Inc. to FIIC Holdings, Inc. From January 1999 until the consummation of the Merger, NBYS was an inactive publicly registered shell corporation with no significant assets or operations (see Note
B).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, FIIC, Inc., a Delaware corporation, incorporated on January 25, 2005 and Federated Group Agency, Inc., a Delaware corporation, incorporated on December 22, 2005. All significant inter-company transactions and balances have been eliminated in consolidation.

To date the Company has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2006, the Company has accumulated losses of $4,538,514. In addition, at December 31, 2006, the Company's current liabilities exceeded current assets by $2,180,326.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB 104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) the ability to collect is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the ability to collect those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the year ended December 31, 2006 and 2005, respectively.

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

Leasehold improvements                                          5 years
Automobiles                                                     5 years
Furniture and equipment                                         5 years
Computer Equipment                                              3 years

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Stock Based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company's stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. The Company did not issue any stock options from January 25, 2005 (date of inception) through December 31, 2006.

Effective January 1, 2006, the beginning of the Company's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the year ending December 31, 2006 was $0, net of tax effect.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company's pro forma information required under SFAS 123. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the year ended December 31, 2006, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                               From January 25, 2005
                                                              (date of inception) to
                                                                 December 31, 2005
                                                                 -----------------

Net loss attributable to common stockholders - as reported          $(1,024,840)
Add. Total stock based employee compensation expense as
  reported under intrinsic value method (APB No. 25)                         --
Deduct Total stock based employee compensation expense
  as reported under fair value based method (SFAS No. 123)                   --
Net loss-Pro Forma                                                  $(1,024,840)
Net loss attributable to common stockholders - Pro forma            $(1,024,840)
Basic (and assuming dilution) loss per share - as reported          $     (0.11)
Basic (and assuming dilution) loss per share - Pro forma            $     (0.11)

Disclosure for the year ended December 31, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2006

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

On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). "Accounting for uncertainty in Income Taxes". FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, "Accounting for Contingencies". FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006 the Financial Account Standards Board (the "FASB") issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial condition or results of operations

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - MERGER AND CORPORATE RESTRUCTURE

On July 19 2005, FIIC, Inc., a Delaware corporation ("FIIC"), entered in to an Agreement and Plan of Merger (the "Agreement") with Nicklebys.com, Inc., a publicly held Colorado corporation ( "NBYS"), Nicklebys Acquisition Corp., a privately held Nevada corporation and wholly owned subsidiary of the Nicklebys.com, Inc. (the "Merger Sub") and certain principal shareholders of NBYS.

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

The Merger resulted in the assumption of FIIC's operations and liabilities and as a result the accompanying financial statements reflect the operations of the Company's wholly-owned subsidiary FIIC, Inc. since its inception as of January 25, 2005.

Effective with the consummation of the Merger, all previously outstanding shares held by FIIC's shareholders were exchanged for an aggregate of 11,643,377 shares of the NBYS's common stock. The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value.

The total consideration paid was $301,199 and the significant components of the transaction are as follows:

Common stock retained                                       $     1,199
Assets acquired                                                      --
Liabilities assumed                                              86,448
Expenses relating to acquisition                                 13,552
Cash paid                                                       200,000
                                                            -----------
Total consideration paid/acquisition cost                   $   301,199
                                                            ===========

In accordance with SOP 98-5, the Company expensed $301,199 as acquisition costs.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2006

NOTE C - PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 31, 2006 and 2005 consist of the followings:

                                                    December 31,    December 31,
                                                        2006            2005
                                                    ------------    ------------
Computer equipment and furniture                    $     11,240    $         --
Less: accumulated depreciation and amortization           (3,434)             --

Net property and equipment                          $      7,806    $         --
                                                    ============    ============

Depreciation and amortization expense was $3,434 and $0 for the year ended December 31, 2006 and 2005, respectively.

NOTE D - LICENSE AGREEMENT

The Company has a license agreement to use software developed by FIIC Research & Development, LLC ("Licensor"), a related party. Pursuant to the terms of the license agreement, the Licensor will also host and support the software application and allow the Company to sublicense to third parties. The software will be used by the Company in its operations and sale of product and will be amortized commencing upon the Company's being licensed to launch its insurance business.

As consideration for the license agreement in March 2005, FIIC, Inc. issued to the Licensor 9,792,000 shares of its common stock (total par value $9,792) and issued warrants to purchase an additional 1,808,307 shares of its common stock at an exercise price of $.87 per share. Such warrants will expire five years after the date of issuance. The shares and warrants issued in relation to the license agreement were subsequently distributed by the Licensor to its members, and exchanged for shares of NBYS in the Merger. As further consideration for the license agreement, the Company also agreed to pay $100,000 in cash to the Licensor. The total licensing fee of $109,792 was expensed as of December 31, 2006; $6,095 of the balance remains payable as of December 31, 2006.

Additionally, pursuant to the license agreement, the Company shall pay the Licensor 3% of net premiums for Hosting and Support services on a quarterly basis.

NOTE E - BRIDGE LOAN PAYABLE

A summary of bridge loan notes payable at December 31, 2006 and 2005 is as follows:

                                                                            December 31,    December 31,
                                                                                2006            2005
                                                                            ------------    ------------
Senior secured promissory note payable, exchangeable upon closing of        $         --    $    350,000
  merger for a senior secured convertible note
Senior secured convertible note payable, exchanged from senior secured
  promissory note after closing of merger in February 2006                        92,000              --
                                                                            ------------    ------------
Total                                                                             92,000         350,000
Less: current portion                                                            (92,000)       (350,000)
                                                                            ------------    ------------
Long term portion                                                           $         --    $         --
                                                                            ============    ============

On November 29, 2005, FIIC, Inc. engaged in a bridge financing transaction in which it issued a $350,000 senior secured promissory note, exchangeable upon the closing of the Merger for a senior secured convertible promissory note, convertible into the Company's common stock at any time at a rate of $1.00 per share, including accrued and unpaid interest. On February 28, 2006, concurrent with the closing of the Merger, the Company entered into a securities purchase agreement, pursuant to which the Company issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% and a warrant to purchase 890,995 shares of the Registrant's common stock, in exchange for the senior secured note previously issued. In accordance with APB #14, the fair value attributed to the warrants was recorded to debt discount and additional paid-in capital. The respective portion was amortized with the repayment of $258,000 on February 28, 2006. Total debt discount was $137,092 with accumulated amortization of $137,092 at December 31, 2006.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2006

NOTE E - BRIDGE LOAN PAYABLE (continued)

At the time of the original bridge financing closing, $92,000 in fees was released for payment and the net proceeds of $258,000 were held in escrow until the closing of the merger. On February 28, 2006, immediately subsequent to execution of the securities purchase agreement and the issuance of the senior secured convertible promissory note in exchange for the prior note, the parties executed an amendment to the Securities Purchase Agreement, extending the term of the senior secured convertible note, providing for partial repayment of that note and releasing certain pledge agreements entered into in support of that note. As a result $258,000 was released from escrow and repaid to the lender, and the Company became obligated to pay an additional $3,500 legal fee to lender's counsel and accrued interest to date on the loan. Under the terms of the amendment to the Securities Purchase Agreement executed in conjunction with the senior secured convertible promissory note, the remaining $92,000 and accrued interest was due May 29, 2006. This note is currently in default due to lack of payment of the amounts owed upon amendment and upon maturity; however, management is negotiating with lender for an additional extension. The balance outstanding was $92,000 and $350,000 at December 31, 2006 and 2005 respectively.

The value of warrants granted during the period ended March 31, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: warrant remaining life of 5 years, a risk free interest rate of 4.50%, a dividend yield of 0% and volatility of 150%.

NOTE F - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2006 and 2005 are as follows:

                                                                                                  December 31,
                                                                                              2006             2005
                                                                                              ----             ----
Note payable accruing interest at 10% per annum, payable on October 7, 2006;
conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants at
0.87 per share as additional incentive. Net of unamortized debt discount attributed to warrants attached to notes of $0 and $17,078 as of December 31,
2006 and 2005, respectively. Note is currently in default                                   $ 50,000         $32,922

Note payable accruing interest at 10% per annum, payable on October 7, 2006;
conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants at
0.87 per share as additional incentive. Net of unamortized debt discount attributed to warrants attached to notes of $0- and $17,078 as of December 31,
2006 and 2005, respectively. Note is currently in default                                     50,000          32,922

Note payable accruing interest at 10% per annum, payable on October 31, 2006;
conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants at
0.87 per share as additional incentive. Net of unamortized debt discount attributed to warants attached to the notes of $-0- and $18,976 as of December
31, 2006 and 2005. Note is currently in default                                               50,000          31,023

Note payable accruing interest at 10% per annum, payable on December 6, 2006;
conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants at
0.87 per share as additional incentive. Net of debt discount attributed to warrants attached to the notes of $-0- and $20,873 as of December 31, 2006 and
2005, respectively. Note is currently in default                                              50,000          29,127

Note payable accruing interest at 8% per annum, payable on January 17, 2007;
conversion price of $0.65 per share; as an additional incentive the Company
issued 800,000 shares of common stock                                                        300,000              --

Note payable accruing interest at 8% per annum, payable on February 24, 2007;
conversion price of $0.25 per share; as additional incentive the Company issued
100,000 shares of common stock. Net of unamortized beneficial conversion feature
of $15,000 as of December 31, 2006. Note is currently in default                              85,000              --

Note payable accruing interest at 8% per annum, payable on February 24, 2007;
conversion price of $0.25 per share; as additional incentive the Company issued
100,000 shares of common stock. Net of unamortized beneficial conversion feature
of $15,000 as of December 31, 2006. Note is currently in default                              85,000              --

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2006

NOTE F - CONVERTIBLE NOTES PAYABLE (continued)

                                                                                                   December 31,
                                                                                              2006             2005
                                                                                              ----             ----
Note payable accruing interest at 8% per annum, payable April 25, 2007;
conversion price of $0.50 per share. Note is currently in default                            $25,000          $    --

Note payable accruing interest at 8% per annum, payable April 25, 2007;
conversion price of $0.50 per share. Note is currently in default                             25,000               --

Note payable accruing interest at 8% per annum, payable April 25, 2007;
conversion price of $0.50 per share. Note is currently in default                             15,000               --

Note payable accruing interest at 8% per annum, payable April 25, 2007;
conversion price of $0.50 per share. Note is currently in default                             50,000               --

Note payable accruing interest at 8% per annum, payable April 25, 2007;
conversion price of $0.50 per share. Note is currently in default                             50,000               --

Note payable accruing interest at 8% per annum, payable April 25, 2007;
conversion price of $0.50 per share. Note is currently in default                             25,000               --

Note payable accruing interest at 8% per annum, payable April 25, 2007;
conversion price of $0.50 per share. Note is currently in default                             50,000               --

Note payable accruing interest at 8% per annum, payable April 25, 2007;
conversion price of $0.50 per share. Note is currently in default                             70,000               --

Note payable accruing interest at 8% per annum, payable May 2, 2007;
conversion price of $0.50 per share. Note is currently in default                             15,000               --

Note payable accruing interest at 8% per annum, payable September 15, 2007;
conversion price of $0.50 per share                                                           20,000               --

Note payable, accruing interest at 8% per annum, payable October 5, 2007, conversion price of $0.50 per share; as an additional incentive the Company issued 13,333 shares of common stock. Net of unamortized beneficial conversion
feature of $750 as of December 31, 2006                                                        4,250               --

Note payable accruing interest at 8% per annum, payable October 13, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 80,000 shares of common stock. Net of unamortized beneficial conversion
feature of $14,400 as of December 31, 2006                                                    15,600               --

Note payable accruing interest at 8% per annum, payable October 26, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 66,667 shares of common stock. Net of unamortized beneficial conversion
feature of $20,400 as of December 31, 2006                                                     4,600               --

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2006

NOTE F - CONVERTIBLE NOTES PAYABLE (continued)

                                                                                                   December 31,
                                                                                              2006               2005
                                                                                              ----               ----
Note payable accruing interest at 8% per annum, payable November 1, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 66,667 shares of common stock. Net of unamortized beneficial conversion
feature of $20,800 as of December 31, 2006                                                $     4,200         $      --

Note payable accruing interest at 8% per annum, payable November 1, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 66,667 shares of common stock. Net of unamortized beneficial conversion
feature of $20,800 as of December 31, 2006                                                      4,200                --

Note payable accruing interest at 8% per annum, payable November 9, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 40,000 shares of common stock. Net of unamortized beneficial conversion
feature of $12,500 as of December 31, 2006                                                      2,500                --
                                                                                          -----------         ---------

Total                                                                                       1,050,350           125,994

Less: current portion                                                                      (1,050,350)        $(125,994)
                                                                                          ===========         =========
Note payable - long term                                                                  $                   $
                                                                                          -----------         ---------

In February 2006, the Company issued convertible notes to the investors in exchange for $180,000, exclusive of placement costs and fees. The convertible notes accrue interest at 8% per annum and are due and payable one year from the date of the note, i.e. February 2007. Note holders have the option to convert any unpaid note principal, together with accrued and unpaid interest, to the Company's common stock at a rate of $0.25 per share.

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

In October 2006, the Company issued convertible notes to the investors in exchange for $95,000, exclusive of placement costs and fees. The convertible notes accrue interest at 8% per annum and are due and payable one year from the date of the note, i.e. October 2007. Note holders have the option to convert any unpaid note principal, together with accrued and unpaid interest, to the Company's common stock at a rate of $0.50 per share.

In accordance with EITF 98-5, the Company recognized an imbedded beneficial conversion feature present in the convertible notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $44,700 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible notes payable. The debt discount attributed to the beneficial conversion feature is amortized over the convertible notes payable maturity period one year as interest expense.

In November 2006, the Company issued convertible notes to the investors in exchange for $65,000, exclusive of placement costs and fees. The convertible notes accrue interest at 8% per annum and are due and payable one year from the date of the note, i.e. November 2007. Note holders have the option to convert any unpaid note principal, together with accrued and unpaid interest, to the Company's common stock at a rate of $0.50 per share.

In accordance with EITF 98-5, the Company recognized an imbedded beneficial conversion feature present in the convertible notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $65,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible notes payable. The debt discount attributed to the beneficial conversion feature is amortized over the convertible notes payable maturity period one year as interest expense.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2006

NOTE G - NOTES PAYABLE -RELATED PARTIES

A summary of promissory notes payable to related parties at December 31, 2006 and 2005 is as follows:

                                                                                     December 31,     December 31,
                                                                                         2006             2005
                                                                                     ------------     ------------

Note payable to a shareholder, principal and interest note of $6,000 payable on
December 31, 2005, extended to March 31, 2006; management is negotiating an
additional extension                                                                 $     12,000     $    12,000

Note payable to a shareholder, principal and interest of $7,500, payable on
December 31, 2005, extended to December 31, 2006: management is negotiating an
additional extension                                                                       15,000          15,000

Note payable to a shareholder, principal and interest of $5,000, payable on
December 31, 2005, extended to March 31, 2006; management is negotiating an
additional extension                                                                       10,000          10,000

Note payable to a shareholder, principal and interest of $1,000, payable on
December 31, 2005, extended to June 30, 2006                                                2,000           2,000
                                                                                     ------------     -----------

Total                                                                                      39,000          39,000

Less: current portion                                                                     (39,000)        (39,000)
                                                                                     ------------     -----------

Long term portion                                                                    $         --     $        --
                                                                                     ============     ===========

NOTE H - CAPITAL STOCK

The Company is authorized to issue 3,000,000 shares of preferred stock with par value $.001 per share, 100,000,000 shares of common stock with par value of $.001 per share.

The Company had 15,372,258 and 10,843,377 shares of common stock issued and outstanding at December 31, 2006 and December 31, 2005, respectively. As of December 31, 2006 and December 31, 2005 the Company had no preferred stock issued and outstanding.

In March 2005, the Company issued 9,792,000 shares to the founders in exchange for services relating to formation of the Company. The Company charged $9,792 to expenses in relation to the issuance.

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

In February 2006, pursuant to the Merger Agreement, all previously outstanding shares owned by the FIIC's stockholders were exchanged for an aggregate of 11,643,377 shares of the Company's common stock. The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value. The former NBYS shareholders retained 1,198,547 shares in the Company.

The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2006

NOTE H - CAPITAL STOCK (continued)

In April 2006, the Company issued 127,000 shares to founders valued at $0.001 per share.

In April 2006, the Company issued 125,000 shares a consultant in exchange for services valued at $62,500. The shares issued were valued at approximately $0.50 per share. Consulting services of $62,500 was charged to operations relating to this issue

In May 2006, the Company issued 866,667 shares towards debt issuance costs. The shares were valued at $433,334 or $0.50 per share.

In September 2006, the Company issued 53,333 shares towards debt issuance costs. The shares were valued at $26,667 or $0.50 per share

In October 2006, the Company issued 160,000 shares towards debt issuance costs. The shares were valued at $80,000 or $0.50 per share.

In November 2006, the Company issued 173,334 shares towards debt issuance costs. The shares were valued at $86,667 or $0.50 per share

NOTE I - OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock. These warrants were granted in lieu of cash consideration for contractual rights, compensation for services performed by consultants or in connection with debt or equity financing; each warrant provide the right to purchase one share of the Company's common stock.


                          Warrants                                                Warrants
                         Outstanding                                             Exercisable
                      (as of 12/31/06)                                        (as of 12/31/06)
                      ----------------                                        ----------------
                                            Weighted
                                             Average
                                            Remaining
                         Number          Contractual Life     Weighted Average       Number            Weighted Average
  Exercise Prices     Outstanding            (Years)           Exercise Price      Exercisable          Exercise Price
  ---------------     -----------            -------           --------------      -----------          --------------
    $  0.87            1,808,307                3.25              $  0.87           1,808,307              $  0.87
       0.87              518,077                3.75                 0.87             518,077                 0.87
       1.04              890,995                3.75                 1.04             890,995                 1.04
                       ---------              ------              -------           ---------              -------
                       3,217,379                3.46              $  0.92           3,217,379              $  0.92

Transactions involving warrants are summarized as follows:

--------------------------------------------------------------------------------
                                                     Number of  Weighted Average
                                                     Warrants   Price Per Share
                                                     --------   ---------------

Outstanding at January 25, 2005 (date of inception)         --      $      --
Granted                                              2,291,384           0.87
Exercised                                                   --             --
Canceled or expired                                         --             --
Outstanding at December 31, 2005                     2,291,384      $    0.87
Granted                                                925,995           1.03
Exercised                                                   --             --
Canceled or expired                                         --             --
Outstanding at December 31, 2006                     3,217,379      $    0.92
--------------------------------------------------------------------------------

The Company grant 925,995 and -0- compensatory warrants to employees during the year ended December 31, 2006 and 2005 respectively. Compensation expense of $15,589 and $0 was charged to operations for the year ended December 31, 2006 and 2005 respectively.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2006

Stock Option Plan

In April 2005, FIIC, Inc. adopted the FIIC 2005 Stock Option, Deferred Stock and Restricted Stock Plan, which was assumed by the Company as part of the Merger. As of December 31, 2006 and 2005, no options or stock awards have been granted under the Plan.

NOTE J - RELATED PARTY TRANSACTIONS

The Company has received unsecured, non-interest bearing advances from a related party totally $147,500 (including $100,000 for the license fee - refer to note
D). Of this amount, $6,095 and $104,977 remains unpaid as of December 31, 2006 and 2005 respectively.

The Company has expensed monthly consulting fees of an aggregate of $25,000 per month for seven individuals who are directors and/or officers who are intended to serve as key personnel. As of December 31, 2006 and 2005, there remains $346,854 and $228,000 respectively unpaid and included in accounts payable and accrued expenses.

Effective February 1, 2005, the Company entered into a sublease agreement with a related party for office space and overhead expenses at $5,000 per month. As of December 31, 2006 and 2005, there remains $65,000 and $43,000 respectively unpaid and included in accounts payable and accrued expenses arising from this sublease agreement.

NOTE K - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In February 1, 2005, the Company entered into a sublease agreement with a related party for office space and overhead expenses on month to month basis at $5,000 per month. Total lease rental expense for the year ended December 31, 2006 and 2005 was $60,000 and $55,000, respectively.

Employment and Consulting Agreements

As of December 31, 2006, the efforts of the Company's named executive officers, directors and key personnel have been primarily for no, nominal and/or deferred compensation. On February 7, 2006, FIIC executed a written consulting agreement with Chief Executive Officer, James France, documenting his consulting arrangement and confirming the continuance of such arrangement until such time as the Company has sufficient funds to formalize the terms of and execute an employment agreement with Mr. France. The Company intends to enter formal employment agreements with all of its executive officers and key personnel as it seeks to license and launch its insurance operations.

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of December 31, 2006.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2006

NOTE L - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the original issuance of the December 31, 2005 financial statements, management determined that the accounting for warrants issued in connection with certain convertible debt issuances (refer to Note E) was incorrect, in that a portion of the proceeds of the debt should have been allocated to the fair value of the warrants to the lenders and a third party.

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

The following tables summarize the effects of these adjustments on the Company's consolidated balance sheet as of December 31, 2005, consolidated statements of operations for the period from January 25, 2005 (date of inception) through December 31, 2005 and the consolidated statements of cash flow for the period from January 25, 2005(date of inception) through December 31, 2005:

                           Consolidated Balance Sheet
                                December 31, 2005

                                                              As Previously
                                                                 Reported      Adjustment   Reference   As Restated
                                                              -------------    ----------------------   -----------
Cash                                                          $       1,714    $                        $     1,714
Cash held in escrow                                           $     258,000    $                        $   258,000
License agreement                                             $     109,792    $                        $   109,792
Loan fees, net of accumulated amortization                    $     289,042    $    8,565        A      $   297,607
Prepaid expenses                                              $      12,500    $                        $    12,500
Total assets                                                  $     671,048    $    8,565               $   679,613
Accounts payable and accrued expenses                         $     551,618    $       (1)       B      $   551,617
Bridge notes payable                                          $     350,000    $                        $   350,000
Notes payable convertible                                     $     200,000    $  (74,006)       C      $   125,994
Notes payable-related party                                   $      39,000    $                        $    39,000
Total liabilities                                             $   1,140,618    $  (74,007)      B,C     $ 1,066,611
Common stock                                                  $      10,843    $                        $    10,843
Additional paid in capital                                    $     525,637    $  101,362        C      $   626,999
Deficit accumulated during development stage                  $  (1,006,050)   $  (18,790)      A,C     $(1,024,840)
Total deficiency in stockholders' equity                      $    (469,570)   $   82,572      A,B,C    $  (386,998)
Total liabilities and Deficiency in Stockholders' equity      $     671,048    $    8,565               $   679,613


                            Consolidated Statement of
                    Operations From January 25, 2005 (date of
                      inception) through December 31, 2005

                                                              As Previously
                                                                 Reported      Adjustment   Reference   As Restated
                                                              -------------    ----------------------   -----------
General and administrative                                    $     979,543    $ (141,185)      D       $   838,358
Debt issuance costs                                           $          --    $  141,859       D       $   141,859
Interest expense                                              $      26,507    $   18,116       E       $    44,623
Total expenses                                                $   1,006,050    $   18,790      D,E      $ 1,024,840
NET LOSS                                                      $  (1,006,050)   $  (18,790)     D,E      $(1,006,050)
Loss per common share                                                 (0.09)   $    (0.02)              $     (0.11)

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2006

NOTE L - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

                         Consolidated Statement of Cash
                 Flows From January 25, 2005 (date of inception)
                            through December 31, 2005

                                                              As Previously
                                                                Reported       Adjustment    Reference    As Restated
                                                              -------------    -----------------------    -----------
Cash Flows from Operating Activities
Net Loss                                                      $  (1,006,050)   $ (18,790)       D,E       $(1,024,840)
Adjustments to reconcile net loss to cash used in
   operating activities
Common stock issued for services rendered                     $     200,000    $   1,000         B        $   201,000
Amortization of debt  discount for convertible debt
   and warrants                                               $          --    $  17,078        D,E       $    17,078
Amortization of debt issuance costs                           $     140,146    $   1,713        D,E       $   141,859
Changes in:
Prepaid expenses                                              $                $ (12,500)        F        $   (12,500)
Due to related party                                          $                $ 104,977         F        $   104,977
Accounts payable and accrued expenses                         $     446,640    $(100,000)        F        $   346,640
Net cash used in operations                                   $    (219,264)   $  (6,522)        F        $  (225,786)
Cash flows from Investing Activities:
Net Proceeds from restricted cash                             $          --    $(258,000)        F        $  (258,000)
Net cash used in investing activities                         $                $(258,000)        F        $  (258,000)
Cash flows from Financing Activities:
Proceeds from notes payable-related parties                   $      39,000    $                          $    39,000
Proceeds from notes payable, net of repayments                $     180,978    $ 265,522         F        $   446,500
Issuance of common stock                                      $       1,000    $  (1,000)        F        $        --
Net cash flows provided by financing activities               $     220,978    $ 264,522         F        $   485,500
Increase in cash and cash equivalents                         $       1,714                               $     1,714
Cash and cash equivalents-beginning of period                            --                                        --
Cash and cash equivalents-end of period                       $       1,714                               $     1,714

      A.    The Company erred in its calculation of the debt discount
            amortization
      B     Rounding error
      C     As described above, the Company restated its financial statements to reflect the fair value of warrants issued in conjunction with financing. These adjustments recorded the fair value (net of amortization) as a debt discount
      D     The recording of additional expense accrual and a classification error
      E     Increase in interest expense due to amortization of debt discounts
      F.    Correction of cash flow classification errors

NOTE M - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period January 25, 2005 through December 31, 2006, the Company incurred a loss of $4,538,514. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to developing an insurance product to entrepreneurial business enterprises designed to insure third party investors. However, the planned principal operations have not commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company's management is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      There were no disagreements with the Registrant's accountants in regards to its accounting and financial disclosure during the fiscal year ended December 31, 2005. As previously reported in the Registrant's Current Reports on Form 8-K/A dated February 17, 2006 and Form 8-K filed March 6, 2006, on February 13, 2006, prior to the closing of the Merger, Cordovano and Honeck LLP resigned as the Registrant's independent certified public accountants and the Registrant engaged Miller and McCollom, Certified Public Accountants, to audit its financial statements for the fiscal year ended December 31, 2005.

      As previously reported in the Registrant's Current Report on Form 8-K filed March 6, 2006, on March 6, 2006, the Registrant's board of directors engaged Russell Bedford Stefanou Mirchandani LLP to audit the Registrant's financial statements for the year ended December 31, 2006, and to review the Registrant's quarterly financial statements for the three quarters of 2006.

      During the fiscal years ending December 31, 2005, 2004 and 2003, including the subsequent interim periods through September 30, 2005, and prior to the appointment of Miller and McCollom, Certified Public Accountants, and Russell Bedford Stefanou Mirchandani LLP, neither the Registrant, nor anyone on its behalf, consulted with Cordovano & Honeck LLP, FIIC, Inc.'s prior auditors Schoonover Boyer + Associates, Miller McCollum or Russell Bedford Stefanou Mirchandani LLP regarding any of the accounting or auditing concerns stated in
Item 304(a)(2) of Regulation S-B.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      Based upon representations made by the Registrant's former management prior to the closing of the Merger, the Registrant's current Chief Executive Officer and Chief Financial Officer conclude that the Registrant's disclosure controls and procedures were effective as of December 31, 2005 in timely alerting the Registrant to material information required to be disclosed in its Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

      There were no changes in the Registrant's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting for that period.

Item 8B. Other Information.

      On April 6, 2006, the Registrant entered into a consulting agreement with Mirador Consulting, Inc. ("Mirador") for the provision of investor relations services, including management of stockholder communications and other corporate advisory services. Under the terms and conditions of the agreement, Mirador shall not, without prior written consent from the Registrant, disclose to any third party any material non-public information or data received from the Registrant in connection with the services provided or assign or delegate its responsibilities under the agreement. Under the terms of the agreement, the Registrant must supply Mirador with accurate and timely information about the Registrant, its business and its management, and must timely advise Mirador of any facts that would materially affect the accuracy of any previously provided information.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers and Key Personnel

      Until the merger in February 2005, the following individuals served as the Registrant's board of directors and executive management:

                                         Year First
                                          Appointed
Name                         Age          Director                       Positions
-----------------------    -------     --------------      -------------------------------------
Scott M. Thornock            46             1999           Chief Executive Officer, President,
                                                           Secretary, Treasurer and Director

Bruce A. Capra               52             1999           Chief Financial Officer and Director

Paul J. Zueger               68             1999           Director

Wayne F.J. Yakes, M.D.       52             2000           Director

      Upon closing of the Merger, the following individuals became the Registrant's board of directors and executive management:

        Name                 Age                        Position
---------------------      -------      ----------------------------------------------------
James W. France              59         President, Chief Executive Officer and Director
James E. Bowser              60         Chief Operating Officer and Executive Vice President
Wade Estep, CPA              59         Chief Financial Officer
Robert V.R. Ostrander        61         Vice President, Secretary and Director
Kevin Loychik                40         Director
Brent Peterson               51         Director
Dean Barrett                 62         Director

James W. France became FIIC's President, Chief Executive Officer and a director at its inception in January 2005. Mr. France served as Sole Manager of FIIC Research and Development, LLC ("FIIC LLC") from August 2000 through the present and is anticipated to remain in these dual roles at least through December 2006. Mr. France began developing the concept for FIIC, Inc. and its Investor Protection policy in 1983. From January 2002 to March 2003, Mr. France also served as Chief Executive Officer of SkyFrames, Inc., a satellite communications company. Mr. France was a licensed underwriter for the Penn Mutual Insurance Company from 1970 to 1972, specializing in corporate financial planning and a licensed securities representative with Greater Ohio Securities, Inc. and Massachusetts Mutual Insurance Company in 1973. In 1986, he co-founded Digiboard International Corp., which went public in 1990. In 1988, Mr. France became CEO for Scriptel Holding, Inc., which was responsible for the development of a new electronic interface used by pen based computer devices. In addition, throughout Mr. France's business career he has established several small businesses in the field of advertising media, technology and corporate finance.

James E. Bowser became FIIC's Chief Operating Officer and Executive Vice President in January 2005. Since October 1998, Mr. Bowser has served as Chief Executive Officer of Manchester Exchange Investment Company, a small business incubator. He has a wide range of business and public company experience, specializing in asset management, distribution, training and business statistics. Mr. Bowser has over 20 years experience in investment banking, focused on small businesses. He holds a B.S. and M.S. in Food Science & Technology from Ohio State University and an M.B.A. from the University of Dayton, Ohio.

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

Brent Peterson has been a member of the board of directors of FIIC since its inception in January 2005. Mr. Peterson is the founder of Glenwood Financial Corp., and has served as its President since establishing the company in 1994. Glenwood provides consulting services on corporate finance, mergers & acquisitions and investor relations to its corporate clients, both public and private. Prior to starting Glenwood, he was a senior executive consultant with Health Management, Inc. (HMI), a company involved in HMO management and providing consulting services to the Assisted Living industry. While at HMI, Mr. Peterson was responsible for all areas dealing with the public ownership of the company, and was instrumental in structuring a transaction where another company subsequently acquired HMI. From 1980 to 1990 Mr. Peterson was in the securities industry where he acted as a retail broker, trader, General Securities Principal, and a Financial Operations Principal. While in this field he held the NASD Series 7, Series 24, Series 27 and life insurance licenses.

Dean Barrett has been a member of the board of directors of FIIC since its inception in January 2005. Since April 2001, Mr. Barrett has been Principal Manager of Corporate Management Solutions, LLC, a financial consulting business. From May 1990 to February 2001, Mr. Barrett was the Group Vice President of National Bank of Canada's U.S. subsidiary, and previously served as the Bank of New England's Executive Vice President until is was acquired by National Bank of Canada. Mr. Barrett has over 34 years of banking industry experience.

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

Hubert T. McDonald, 75, will serve as FIIC's Vice President of Administration. Since September 1999, Mr. McDonald has served as the President of Manchester Exchange Investment Company. Mr. McDonald has a manufacturing, investment banking and financial background. As a Certified Financial Planner, Chartered Financial Consultant and past NASD Licensed Broker with Series 7, 24 and 63, he is licensed in the State of Ohio for Life, Accident and Health Insurance. He holds a B.S. in Business from Northern Illinois, an M.S. in Business from Loyola University, Chicago, and an M.B.A. from Dayton.

Thomas M. O'Leary, 62, will serve as FIIC's Vice President of Underwriting. Prior to joining FIIC, Mr. O'Leary was a private investor and a consultant within the electronics industry. Since 1996, he has also served on the board of directors of Pinnacle Data Systems (AMEX: PNS). He retired in 1996 after over 30 years with AT&T/Lucent Technologies, where he worked in manufacturing, management, and operations. He also served as a member of the Worthington School District Board of Education from 1996 to 2001. He holds a B.S. in math and systems engineering from Illinois State University and a Certificate from the Pennsylvania State University Executive Management Program.

Scott Smith, 39, will serve as FIIC's Vice President of Information Technology. Since 1987, Mr. Smith has been employed as a researcher in the National Security Division at Battelle Memorial Institute, most recently specializing in configuration management for the ISO 9001 Certified Electronics and Avionic Systems Product Line. During his 19 year career at Battelle, Mr. Smith has been a team member on numerous national security related projects, and a leader in the development of several business management systems. Mr. Smith is a commercially rated pilot and is pursuing a B.S. in Aviation from Utah Valley State College.

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

Family Relationships

      There were no family relationships among the individuals comprising the Registrant's board of directors and management as of December 31, 2006, and there are no family relationships among the individuals who currently serve as the Registrant's board of directors, management and other key personnel.

Board of Directors' Meetings

      During the fiscal year ending December 31, 2006, the Company held regular board of directors meetings, approving and/or ratifying the actions of the its officers by unanimous written consent.

Director Compensation

      During the fiscal year ended December 31, 2006, and to date the Registrant's directors were not and have not been compensated for serving as members of the Registrant's board of directors, nor were any of the Registrant's non-management directors accruing compensation pursuant to any agreement with the Registrant. Although the Registrant has not yet established a definitive plan for compensation of its non-management directors, it anticipates that it will likely provide such directors reimbursement of costs arising from their director duties and, subsequent to the Registrant's eligibility to register and registration of the FIIC 2005 Plan, nominal stock options pursuant to the FIIC 2005 Plan.

Audit, Nominating and Compensation Committees

      Concurrent with the closing of the Merger, the Registrant's board of directors adopted an Audit Committee Charter and appointed Dean Barrett, Brent Peterson and Kevin Loychik to serve as members of the Audit Committee. These individuals are all independent directors as defined by Section 10A(m) of the Exchange Act of 1934 and the rules promulgated there under, and Mr. Loychik qualifies as a financial expert pursuant to Item 401 of Regulation S-K. The board also appointed Mr. Loychik as Chairman of the Audit Committee.

      Concurrent with the closing of the Merger, the Registrant's board of directors adopted a Compensation Committee Charter and appointed Dean Barrett, Brent Peterson and Kevin Loychik to serve as members of the Compensation Committee. The board also appointed Mr. Barrett as Chairman of the Compensation Committee.

      Concurrent with the closing of the Merger, the Registrant's management adopted and the board of directors ratified a Disclosure Committee Charter, designed to ensure that accurate and complete information regarding the Registrant and its operations and financial performance is provided to its stockholders and the investment community in a timely manner and in compliance with the requirements of applicable securities laws. The charter appoints the Registrant's Chief Financial Officer, Chief Executive Officer and Corporate Secretary (Wade Estep, James France, and Robert V.R. Ostrander, respectively) as standing members of the Disclosure Committee, with additional members to be appointed by the Chief Executive Officer and Chief Financial Officer in their discretion. Mr. Ostrander shall serve Chairman of the Disclosure Committee.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Exchange Act, and the rules and regulations promulgated there under, require the Registrant's executive officers, directors and persons who own more than 10% of a registered class of the Registrant's equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the Registrant's common stock and other equity securities on Forms 3, 4 and 5, respectively. These filers are also required by the SEC's regulations to furnish the Registrant with copies of all Section 16(a) reports they file. Based solely upon a review of such reports furnished to the Registrant as of the date of this Annual Report, to our knowledge, the Registrant's executive officers, directors and greater than 10% beneficial owners of its common stock during the fiscal year ended December 31, 2005, have complied with Section 16(a) filing requirements applicable to them during the fiscal year ended December 31, 2005.

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

Item 10. Executive Compensation.

      Prior to the effective time of the Merger, to compensate certain executive officers, directors and key personnel for their services during the period of initial organization, the negotiation and consummation of the Merger and the launch of FIIC's plan of operation, FIIC accrued monthly consulting fees from February 1, 2005 through December 31, 2006. As of December 31, 2006, FIIC has paid the monthly consulting fees earned by the listed individuals from October 1, 2005 to December 31, 2006. The following table sets forth information concerning the compensation of the Registrant's current executive officers, earned and paid as of December 31, 2006:

                                                                            Consulting            Consulting
                                                                               Fees                  Fees
                                                                           Accrued as of          Paid as of
       Name                               Position                       December 31, 2006     December 31, 2006
-----------------------------------------------------------------------------------------------------------------
James France               Chief Executive Officer and President             $ 76,853             $ 84,000
James Bowser               Chief Operating Officer and Executive Vice        $ 45,000             $ 34,000
                           President
Wade Estep                 Chief Financial Officer                           $ 45,000             $ 34,000
Robert Ostrander           Vice President of Marketing, Sales and            $ 45,000             $ 34,000
                           Distribution, Secretary and Director
Hubert McDonald            Vice President of Administration                  $ 45,000             $ 34,000
Thomas O'Leary             Vice President of Underwriting                    $ 45,000             $ 34,000
Scott Smith                Vice President of Information Technology          $ 45,000             $ 34,000

      The following table sets forth the anticipated annual compensation of the Registrant's chief executive officer and each of the three other likely most highly compensated officers, which the Registrant will begin incurring once its insurance business becomes fully operational and the named individuals execute employment agreements.

       Name                                 Position                                            Salary
----------------------------------------------------------------------------------------------------------
James W. France, Jr.       President, Chief Executive Officer                                 $  200,000
James Bowser               Chief Operating Officer and Executive Vice President               $  136,000
Thomas O'Leary             Vice President of Underwriting                                     $   90,000
Scott Smith                Vice President of Information Technology                           $   90,000

      To date, the Registrant has not adopted any retirement, pension, profit sharing or insurance programs or other similar programs.

Employment and Severance Agreements

      As noted above, to date the efforts of FIIC's executive officers and key personnel are primarily for no, nominal and/or deferred compensation. FIIC intends to enter formal employment agreements with all of its executive officers and key personnel over the next few months as the company seeks to license and launch its insurance operations. On February 7, 2006, FIIC executed a written consulting agreement with Jim France documenting his pre-closing consulting arrangement and confirming the continuance of such arrangement post-closing until such time as FIIC has sufficient funds to formalize the terms of and execute an employment agreement with Mr. France. FIIC anticipates that the terms of all of its employment agreements with its officers will provide for cash and equity compensation an appropriate level for a start-up company, but also recognize the professional experience and forms of expertise each individual brings to FIIC's business. FIIC also anticipates that its employment agreements will include provisions setting forth any severance arrangements, as well as confidentiality and non-competition clauses.

Stock Option Grants

      No stock options were granted to any of the Registrant's directors and officers during the most recent fiscal year ended December 31, 2006. To date, the Registrant has not issued any options, as executive compensation or otherwise, under the FIIC 2005 Plan assumed in the Merger, and does not anticipate issuing any options, as executive compensation or otherwise, until it is eligible to register the FIIC 2005 Plan using Form S-8.

Exercises of Stock Options and Year-End Option Values

      No share purchase options were exercised by the Registrant's officers, directors, and employees during the fiscal year ended December 31, 2006.

Outstanding Stock Options

      The Registrant did not have a stock option plan in place and did not have any outstanding stock options during the year ended December 31, 2006. Accordingly, the Registrant's officers and directors during that period did not hold any options to purchase shares of common stock. To date, the Registrant does not have any stock options outstanding, under the FIIC 2005 Plan assumed in the Merger or otherwise, and does not anticipate issuing any options until it is eligible to register the FIIC 2005 Plan using Form S-8.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth information regarding the beneficial ownership of the shares of the Registrant's common stock as of December 31, 2006, except as noted in the footnotes below, by:

      o Each person known to be the beneficial owner of 5% or more of the outstanding common stock of the Registrant;

      o     Each of the Registrant's executive officers;

      o     Each of the Registrant's directors; and

      o     All of the executive officers and directors as a group.

      Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants or convertible notes held by that person that are currently exercisable or convertible become exercisable or convertible within 60 days of December 31, 2006, are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

      As of December 31, 2006, 15,372,258 shares of the Registrant's common stock were issued and outstanding. Unless otherwise indicated in the table or its footnotes, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable. Unless otherwise indicated in the table or its footnotes, the address of each stockholder listed in the table is c/o FIIC Holdings, Inc., 1585 Bethel Road, First Floor, Columbus, Ohio 43220.

                                                                                        Beneficially Owned
Name and Address of Beneficial Owner                         Title                        Post-Merger(1)         Percent of Class
------------------------------------          -------------------------------------    --------------------      ----------------

James W. France                               President, Chief Executive Officer &            672,923(2)                4.82%
                                              Director
James E. Bowser                               Chief Operating Officer & Executive             121,842(3)                   *
                                              Vice President
Wade Estep, CPA                               Chief Financial Officer                              --                     --
Robert V. R. Ostrander                        Vice President, Secretary & Director            121,842(4)                   *
Kevin Loychik                                 Director                                        280,781(5)                2.02%
Brent Peterson                                Director                                             --                     --
Dean Barrett                                  Director                                      1,081,657(6)                7.71%
Robert Hernandez                                                                              875,514(7)                6.25%
John P. Schinas Trust                                                                       2,326,806(8)               16.35%

Corporate Management Solutions, LLC                                                           871,960(9)                6.23%
     22021 Brookpark Road
     Suite 100
     Fairview Park, Ohio 44126

Bridge Finance Partners LLC                                                                   823,077(10)               5.93%
     5318 E. 2nd Street
     Suite 491
     Long Beach, California 90803

Accelerate-Financial, Inc.                                                                    825,000                   5.95%
     11 Orchard Road
     Suite 109
     Lake Forest, California 92630

Oceanus Value Fund, L.P.                                                                      982,995(11)               6.62%
     225 North Market Street, Suite 220
     Wichita, Kansas 67202
All executive officers and directors as                                                     2,279,045                  16.03%
a group (7 persons)

----------

(1) The calculation of beneficially owned shares and total percentages of beneficial ownership do not include any shares that may be issued upon conversion of any accrued interest on the outstanding convertible notes.
(2) Includes 101,922 warrants to purchase shares of the Registrant's common stock at any time at an exercise price of $0.87 per share. In conjunction with the issuance of the Bridge Note in the Bridge Financing and its subsequent amendment, 571,000 of Mr. France's shares are subject to a pledge agreement in favor of Oceanus Value Fund, L.P.
(3) Includes 18,842 warrants to purchase shares of the Registrant's common stock at any time at an exercise price of $0.87 per share.
(4) Includes 18,842 warrants to purchase shares of the Registrant's common stock at any time at an exercise price of $0.87 per share.
(5) Includes 43,781 warrants to purchase shares of the Registrant's common stock at any time at an exercise price of $0.87 per share.
(6) Mr. Barrett and his wife, Rondell Barrett, as joint tenants, owners of 177,000 shares of the Registrant's common stock and 32,697 warrants to purchase shares of the Registrant's common stock at any time at an exercise price of $0.87 per share. Mr. Barrett is also the Principal Manager of Corporate Management Solutions, LLC, which is the record owner of 736,000 shares of the Registrant's common stock and 135,960 warrants to purchase shares of the Registrant's common stock at any time at an exercise price of $0.87 per share, the beneficial ownership of which is attributable to Mr. Barrett and reflected herein.
(7) Includes 136,514 warrants to purchase shares of the Registrant's common stock at any time at an exercise price of $0.87 per share.
(8) Includes 362,806 warrants to purchase shares of the Registrant's common stock at any time at an exercise price of $0.87 per share.
(9) Includes 135,960 warrants to purchase shares of the Registrant's common stock at any time at an exercise price of $0.87 per share.
(10) Includes 23,077 warrants to purchase shares of the Registrant's common stock at any time at an exercise price of $0.87 per share.
(11) Includes 92,000 shares issuable upon conversion of the Bridge Note from the second phase of the Bridge Financing, as amended, which is convertible at any time at $1.00 per share, and 890,995 warrants to purchase shares of the Registrant's common stock at any time.

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

Loans from Directors, Officers, Stockholders and Affiliated Parties of FIIC,
Inc.

      In August 2005, FIIC executed unsecured promissory notes in favor of four of its existing stockholders -- Robert Hernandez, Peter Slyman, John P. Schinas and Dennis Leukart - in an aggregate principal amount of $39,000. As amended in January 2006, these notes were due in full on March 31, 2006, along with aggregate accrued interest fees of $19,500. As of May 16, 2007, these notes remain outstanding.

      FIIC has also been receiving and repaying advances on a regular basis from its President and Chief Executive Officer, James W. France. On October 21, 2005, FIIC executed an unsecured promissory note in the principal amount of $14,223.15, reflecting prior advances made by Mr. France, with interest at 5% per annum. FIIC used these funds to cover expenses incurred in support of the then pending Merger, including payment of professional fees and costs incurred in obtaining the Bridge Financing with Oceanus. As of October 27, 2005, FIIC had repaid the principal amount of the advances covered by the note and Mr. France deemed FIIC's obligations under the note fully satisfied.

Database Access and Content License, Hosting and Support Agreement

      James W. France is the founder, President, Chief Executive Officer and a director of FIIC. Mr. France is also the founder of and serves as the sole Manager of FIIC Research and Development, LLC ("FIIC LLC"), formed to explore the feasibility of the concept of the Investor Protection Policy and to develop the initial data and technology on which the underwriting process for such policies would rely. A number of other individuals serving as FIIC's initial executive officers and key personnel are also providing operational leadership or serving as consultants for FIIC LLC, including James Bowser, Thomas O'Leary and Scott Smith.

      On March 17, 2005, FIIC entered into a Database Access and Content License, Hosting and Support Agreement with FIIC LLC; the parties amended this agreement on November 7, 2005, in relation to the Bridge Financing. FIIC LLC has developed an extensive database of insurance underwriting data and standards for use in connection with insurance policies that insure investors against the risk of the loss of capital in certain business entities (the "Database"). FIIC LLC hosts the Database, and makes available specially-designed supporting software applications, together with workflow definitions, decision processes and models for managing such applications and utilizing the Database (collectively, the "Database Technology"). FIIC obtained an exclusive and perpetual license to access the Database and to use the Database Technology to obtain the underwriting data, standards and other information that the Database contains for the purpose of underwriting its Investor Protection policies. FIIC also has the right to grant nonexclusive sublicenses to third parties involved in underwriting Investor Protection policies. Pursuant to the agreement, FIIC LLC shall continue to host, maintain and augment the Database and the Database Technology. Additionally, under the agreement, FIIC LLC continues to retain all right, title and interest in and to the intellectual property rights in and underlying the Database Technology.

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

      FIIC's executive offices are located in Columbus, Ohio, in space leased from Manchester Exchange Investment Company. James Bowser, FIIC's Chief Operating Officer and Executive Vice President has served as Chief Executive Officer of Manchester Exchange Investment Company, a small business incubator, since 1998, and Robert Ostrander, FIIC's Vice President of Marketing, Sales and Distribution, Secretary and a director of FIIC, has served as Chairman of the Board of Manchester Exchange Investment Company since 1998. Effective February 1, 2005, FIIC has been obligated to pay Manchester Exchange Investment Company $5,000 per month for use of its office space. As of December 31, 2006, $50,000 of the amount owed had been paid and $65,000 has been accrued.

Other Relationships

      Except with respect to the Merger and the notes described above, as of December 31, 2006, none of the directors or officers of Nicklebys.com, Inc., nor any individual proposed for appointment as a director pursuant to the Merger, nor any person who beneficially owned, directly or indirectly, shares carrying more than five percent of the voting rights attached to the outstanding shares of Nicklebys.com, Inc., nor any promoter of Nicklebys.com, Inc., nor any relative or spouse of any of the foregoing persons had any material interest, direct or indirect, in any actual or proposed transaction during the fiscal years ended December 31, 2005 or December 31, 2004, which has affected, or will materially affect the Registrant. None of the directors or officers of Nicklebys.com, Inc., nor any proposed director appointee was indebted to Nicklebys.com, Inc. as of December 31, 2006.

Item 13. Exhibits.

(a) The exhibits required to be filed with this Annual Report on Form 10-KSB by
Item 601 of Regulation S-B, as described in the following index of exhibits, are appended to this Annual Report or incorporated herein by reference, as follows:

   Exhibit                                 Item
--------------------------------------------------------------------------------

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

      31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

The Registrant retained Schoonover Boyer & Associates to provide services for the 2005 fiscal year, and Russell Bedfor Stefanou Mirchandani LLP to provide services for the 2006 fiscal year as follows:

                                                      2006 Fees    2005 Fees
                                                      ---------    ---------
Audit Fees(1)                                         $ 114,661    $  19,874
Tax Fees                                                     --           --
All Other Fees                                               --           --

      (1) "Audit Fees" consist of fees billed for professional services rendered for the audit of the Registrant's annual financial statements for the years ended December 31, 2006 and December 31, 2005, and for the review of the Registrant's interim financial statements included in its 2006 quarterly reports and services performed during 2006 and 2005 that are normally provided by the Registrant's principal accountants in connection with statutory and regulatory filings or engagements.

Pre-Approval Policy

From inception through the closing of the Merger and Reincorporation, the Registrant did not have an audit committee, relying instead on the board of directors as a whole to evaluate and pre-approve all services provided by our auditors. The Registrant now has an Audit Committee, as described under Item 9. Prior to the engagement of our current independent registered accounting firm for any non-audit or non-audit related services, the Audit Committee must conclude that such services are compatible with Russell Bedford Stefanou Mirchandani LLP's independence as the Registrant's auditors.

                                   SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIIC HOLDINGS, INC.

Date May 17, 2007        /s/ James W. France
                         -----------------------------------------------------
                         James W. France, Jr., President and Chief Executive
                         Officer (Principal Executive Officer)

Date May 17, 2007        /s/ Wade L. Estep
                         -----------------------------------------------------
                         Wade L. Estep, Chief Financial Officer (Principal
                         Financial and Accounting Officer)

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

Date May 17, 2007                      /s/ James W. France
                                       ----------------------------------------
                                       James W. France, Director

Date May 17, 2007                      /s/ Brent L. Peterson
                                       ----------------------------------------
                                       Brent L. Peterson, Director

Date May 17, 2007                      /s/ Dean R. Barrett
                                       ----------------------------------------
                                       Dean R. Barrett, Director

Date May 17, 2007                      /s/ Kevin M. Loychik
                                       ----------------------------------------
                                       Kevin M. Loychik, Director

                                  Exhibit Index

   Exhibit                               Item
--------------------------------------------------------------------------------

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