Form 10QSB
period 2007-03-31
FIIC HOLDINGS
filed 2007-05-21
CIK 1077720

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to ______________

                        Commission file number 000-33339
                                               ---------

                               FIIC HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                20-4397836
   -------------------------------           ---------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

               1585 Bethel Road, First Floor, Columbus, Ohio 43220
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (614) 326-5469
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|o  No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  |X|  No |_|

As of May [17], 2007, there were [15,372,258] shares issued and outstanding of the registrant's common stock.

Transitional Small Business Disclosure Format:
Yes |_|  No |X|

================================================================================

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION                                               F-3

Item 1.  Condensed Consolidated Financial Statements                         F-3

         Balance Sheet as of March 31, 2007 (unaudited) and
         December 31, 2006                                                   F-3

         Statement of Losses (unaudited) for the three months ended
         March 31, 2007 and 2006, and for the period from
         January 25, 2005 (Inception) to March 31, 2007                      F-4

         Statement of Changes in Stockholders' Equity (unaudited) for
         the period from January 25, 2005 (Inception) to March 31, 2007      F-5

         Statement of Cash Flows (unaudited) for the three months ended
         March 31, 2007 and 2006 and for the period from
         January 25, 2005 (Inception) to March 31, 2007                      F-6

         Notes to Condensed Consolidated Financial Statements (unaudited)    F-8

Item 2.  Management's Discussion and Analysis or Plan of Operation             2

Item 3.  Controls and Procedures                                              13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   I-1

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         I-1

Item 3.  Defaults Upon Senior Securities                                     I-1

Item 4.  Submission of Matters to a Vote of Security Holders                 I-1

Item 5.  Other Information                                                   I-1

Item 6.  Exhibits                                                            I-1

Signatures                                                                   I-2

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                 (Unaudited)
                                                                                  March 31,     December 31,
                                                                                     2007           2006
                                                                                 -----------    -----------
                                      ASSETS
Current assets:
Cash and cash equivalents                                                        $       636    $        --
Prepaid expenses and deposits                                                          3,229          4,849
Restricted cash                                                                           60             60
                                                                                 -----------    -----------
Total current assets                                                                   3,925          4,909
                                                                                 -----------    -----------

Property, plant and equipment, net of accumulated depreciation of $4,371
   and $3,434 at March 31, 2007 and December 31, 2006, respectively (Note C)           6,869          7,806

Other assets:
Loan fees, net of accumulated amortization of $1,036,388 and $859,723
   at March 31, 2007 and December 31, 2006, respectively                             140,556        317,222
Total other assets                                                                   140,556        317,222
                                                                                 -----------    -----------

Total assets                                                                     $   151,350    $   329,937
                                                                                 ===========    ===========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft                                                                   $        --    $    16,162
Accounts payable and accrued expenses                                              1,148,078        987,723
Notes payable, bridge loan (Note E)                                                   92,000         92,000
Notes payable-convertible (Note F)                                                 1,107,775      1,050,350
Notes payable-related parties (Note G)                                                39,000         39,000
                                                                                 -----------    -----------
Total current liabilities                                                          2,386,853      2,185,235
                                                                                 -----------    -----------

Commitments and contingencies (Note K)

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value: 3,000,000 shares authorized,
   0 issued and outstanding                                                               --             --
Common stock, $0.001 par value: 100,000,000 shares authorized;
   15,372,258 shares issued and outstanding as of March 31, 2007
   and December 31, 2006 (Note H)                                                     15,372         15,372
Additional paid in capital                                                         2,667,844      2,667,844
Deficit accumulated during development stage                                      (4,918,719)    (4,538,514)
                                                                                 -----------    -----------
Total deficiency in stockholders' equity                                          (2,235,503)    (1,855,298)
                                                                                 -----------    -----------
Total liabilities and deficiency in stockholders' equity                         $   151,350    $   329,937
                                                                                 ===========    ===========

      See the accompanying footnotes to the unaudited condensed consolidated financial information

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                   (unaudited)

                                                                                                      For the period
                                                                                                  January 25, 2005 (date
                                                                 Three months ended March 31,      of inception) through
                                                                      2007           2006              March 31, 2007
                                                                ---------------------------------------------------------
Operating expenses:
General and administrative                                       $    116,988    $    749,687            $ 2,543,987
Depreciation                                                              937             624                  4,371
                                                                 ------------    ------------            -----------
Total operating expenses                                              117,925         750,311              2,548,358

Other expenses:
Interest expense, net                                                  85,614         170,105                607,996
Debt issuance costs                                                   176,666         425,829              1,461,166
Acquisition costs (Note B)                                                 --         301,199                301,199
                                                                 ------------    ------------            -----------
Total other expenses                                                  262,280         897,133              2,370,361

Net (loss) before provision for income taxes                         (380,205)     (1,647,444)            (4,918,719)

Provision for income taxes                                                 --              --                     --
                                                                 ------------    ------------            -----------

NET LOSS                                                         $   (380,205)   $ (1,647,444)           $(4,918,719)
                                                                 ============    ============            ===========

Loss per common share (basic and assuming dilution)              $      (0.02)   $      (0.13)
                                                                 ============    ============

Weighted average common shares outstanding (basic and diluted)     15,372,258      12,267,064

See the accompanying footnotes to the unaudited condensed consolidated financial information

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE PERIOD JANUARY 25, 2005 (DATE OF INCEPTION) THROUGH MARCH 31, 2007
                                   (unaudited)

                                                                                                        Deficit
                                                                                                       Accumulated       Total
                                                                                         Additional       During     Deficiency in
                                                                 Common       Stock       Paid in      Development   Stockholders'
                                                                 Shares      Amount       Capital         Stage         Equity
                                                                 ------      ------       -------         -----         ------
Balance, January 25, 2005 (Date of Inception)                          --    $    --    $       --    $        --     $        --
Common stock issued to founder in February, 2005 at $0.001
   per share (par value)                                                1         --         1,000             --           1,000
Common stock issued in March, 2005 in exchange for
   licensing agreement at $0.001 per share (par value)          9,792,000      9,792            --             --           9,792
Common stock issued in September,  2005 for services
   rendered at $0.50 per share                                    400,000        400       199,600             --         200,000
Common stock issued in November, 2005 for debt issuance
   costs at $0.50 per share                                       651,376        651       325,037             --         325,688
Value attributed to 460,000 5 year warrants at $0.87 per
   share issued in October, 2005 as additional incentive to
   lender                                                              --         --        91,084             --          91,084
Value attributed to 23,077 5 year warrants at $0.87 per
   share issued in December , 2005 as additional incentive
   to lender                                                           --         --        10,278             --          10,278
Net loss-December 31, 2005                                             --         --            --     (1,024,840)     (1,024,840)
                                                               ----------    -------    ----------    -----------     -----------
Balance, January 1, 2006:                                      10,843,377     10,843       626,999     (1,024,840)       (386,998)
Common stock issued in January, 2006 for debt issuance
   costs at $0.50 per share                                       200,000        200        99,800             --         100,000
Common stock issued in February, 2006 at merger at $0.001
   per share (par value)                                        1,198,547      1,199            --             --           1,199
Common stock issued in February, 2006 for services rendered
   at $0.50 per share                                             825,000        825       411,675             --         412,500
Common stock issued in February, 2006 for debt issuance
   costs at $0.50 per share                                       800,000        800       399,200             --         400,000
Beneficial conversion feature of convertible debentures                --         --       289,700             --         289,700
Value attributed to 35,000 5 year warrants at $0.87 per
   share issued in February, 2006 as debt issuance cost                --         --        15,589             --          15,589
Value attributed to 890,995 5 year warrants at $1.04 per
   share issued in February, 2006 as debt issuance cost                --         --       137,092             --         137,092
Common stock issued to founder in April, 2006 at $0.001 per
   share (par value)                                              127,000        127            --             --             127
Common issued in April, 2006 for services rendered at $0.50
   per share                                                      125,000        125        62,375             --          62,500
Common stock issued in May, 2006 for debt issuance costs at
   $0.50 per share                                                866,667        866       432,467             --         433,333
Common stock issued in September, 2006 for debt issuance
   costs at $0.50 per share                                        53,333         54        26,613             --          26,667
Common stock issued in October, 2006 for debt issuance
   costs at $0.50 per share                                       160,000        160        79,840             --          80,000
Common stock issued in November, 2006 for debt issuance
   costs at $0.50 per share                                       173,334        173        86,494             --          86,667
Net Loss                                                               --         --            --     (3,513,674)     (3,513,674)
                                                               ----------    -------    ----------    -----------     -----------
Balance-December 31, 2006                                      15,372,258     15,372     2,667,844     (4,538,514)     (1,855,298)

Net Loss                                                               --         --            --       (380,205)       (380,205)
                                                               ----------    -------    ----------    -----------     -----------

Balance-March 31, 2007                                         15,372,258    $15,372    $2,667,844    $(4,918,719)    $(2,235,503)
                                                               ==========    =======    ==========    ===========     ===========

See the accompanying footnotes to the unaudited condensed consolidated financial information

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                           For the period
                                                                                                          January 25, 2005
                                                                                                         (date of inception)
                                                                           Three months ended March 31,   Through March 31,
                                                                               2007          2006               2007
                                                                               ----          ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                  $(380,205)   $(1,647,444)       $(4,918,719)
Adjustments to reconcile net (loss) to cash used in operating activities:
Depreciation                                                                      937            624              4,371
Common stock issued for services rendered                                          --        412,500            676,127
Acquisition costs                                                                  --        301,199            301,199
Amortization of debt discount for convertible debentures and
warrants                                                                       57,425        150,839            455,651
Amortization of debt issuance costs                                           176,667        425,829          1,461,165
(Increase) decrease in:
Prepaid expenses and deposits                                                   1,620        108,193            106,563
Increase (decrease) in:
Cash overdraft                                                                (16,162)            --
Due to related parties                                                             --        (32,760)           104,977
Accounts payable and other accrued expenses                                   160,355         11,483            843,102
                                                                            ---------    -----------        -----------
Net cash used in operations                                                       636       (269,537)          (965,564)
                                                                            ---------    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from restricted cash                                                  --        258,000                (60)
Cash paid for acquisition                                                          --       (200,000)          (200,000)
Acquisition of fixed assets                                                        --        (11,240)           (11,240)
                                                                            ---------    -----------        -----------
Net cash used in investing activities                                              --         46,760           (211,300)
                                                                            ---------    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related parties                                        --             --             44,000
Proceeds from notes payable, net of repayments                                     --        222,000          1,133,500
                                                                            ---------    -----------        -----------
Net cash used in financing activities                                              --        222,000          1,177,500
                                                                            ---------    -----------        -----------

Increase (decrease) in cash and cash equivalents                                  636           (777)               636
Cash and cash equivalents beginning of the period                                  --          1,714                 --
                                                                            ---------    -----------        -----------
Cash and cash equivalents end of the period                                 $     636    $       937        $       636
                                                                            =========    ===========        ===========

See the accompanying footnotes to the unaudited condensed consolidated financial information

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                For the period
                                                                                               January 25, 2005
                                                                                              (date of inception)
                                                              Three months ended March 31,     Through March 31,
                                                                   2007        2006                 2007
                                                                   ----        ----                 ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest                             $   --      $     --            $       --
Cash paid during period for taxes                                $   --      $     --            $       --
Non-cash financing and investing activities:
Common stock issued in exchange for services                     $   --      $412,500            $  676,127
Shares issued for debt issuance costs                            $   --      $500,000            $1,452,355
Beneficial conversion feature of convertible notes-warrants      $   --      $137,092            $  254,043
Beneficial conversion feature of convertible notes               $   --      $180,000            $  289,700
Value of warrants issued for debt issuance costs                 $   --      $ 15,589            $   15,589
Acquisitions:
Common stock retained                                            $   --      $  1,199            $    1,199
Assets acquired                                                      --            --                    --
Liabilities assumed                                                  --        86,448                86,448
Expenses relating to acquisition                                     --        13,552                13,552
Cash paid                                                            --       200,000               200,000
                                                                 ------      --------            ----------
Total acquisition paid/acquisition cost                          $   --      $301,199            $  301,199

See the accompanying footnotes to the unaudited condensed consolidated financial information

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2007
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007, or for any other period. These unaudited condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2006.

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

To date the Company has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2007, the Company has accumulated losses of $4,918,719. Also, at March 31, 2007, its current liabilities exceeded current assets by $2,382,928.

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

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the three month period ended March 31, 2007 and 2006, respectively.

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

Stock Based Compensation
------------------------

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for the three month period ending March 31, 2007 and 2006 was $0, net of tax effect.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2007
                                   (UNAUDITED)

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

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE B - MERGER AND CORPORATE RESTRUCTURE (Continued)

The total consideration paid was $301,199 and the significant components of the transaction are as follows:

Common stock retained                                                   $  1,199
Assets acquired                                                               --
Liabilities assumed                                                       86,448
Expenses relating to acquisition                                          13,552
Cash paid                                                                200,000
                                                                        --------
Total consideration paid/acquisition cost                               $301,199
                                                                        ========

In accordance with SOP 98-5, the Company expensed $301,199 as acquisition costs.

NOTE C - PROPERTY AND EQUIPMENT

Major classes of property and equipment at March 31, 2007 and December 31, 2006 consist of the followings:

                                                       March 31,    December 31,
                                                         2007            2006
                                                         ----            ----

Computer equipment and furniture                       $ 11,240       $ 11,240
Less: accumulated depreciation and amortization          (4,371)        (3,434)
                                                       --------       --------

Net property and equipment                             $  6,869       $  7,806
                                                       ========       ========

Depreciation and amortization expense was $937 and $624 for the three months ended March 31, 2007 and 2006, respectively.

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

As consideration for the license agreement in March 2005, FIIC, Inc. issued to the Licensor 9,792,000 shares of its common stock (total par value $9,792) and issued warrants to purchase an additional 1,808,307 shares of its common stock at an exercise price of $.87 per share. Such warrants will expire five yeas after the date of issuance. The shares and warrants issued in relation to the license agreement were subsequently distributed by the Licensor to its members, and exchanged for shares of NBYS in the Merger. As further consideration for the license agreement, the Company also agreed to pay $100,000 in cash to the Licensor. The total licensing fee of $109,792 was expensed as of March 31, 2007; $6,095 of the balance remains payable as of March 31, 2007.

Additionally, pursuant to the license agreement, the Company shall pay the Licensor 3% of net premiums for Hosting and Support services on a quarterly basis.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE E - BRIDGE LOAN PAYABLE

A summary of bridge loan notes payable at March 31, 2007 and December 31, 2006 is as follows:

                                                                    March 31,   December 31,
                                                                      2006          2006
                                                                    --------     ---------
Senior secured convertible note payable, exchanged from senior        92,000       92,000
secured promissory note after closing of merger in February 2006
Less: current portion                                                (92,000)     (92,000)
                                                                    --------     --------
Long term portion                                                   $     --     $     --
                                                                    ========     ========

On November 29, 2005, FIIC, Inc. engaged in a bridge financing transaction in which it issued a $350,000 senior secured promissory note, exchangeable upon the closing of the Merger for a senior secured convertible promissory note, convertible into the Company's common stock at any time at a rate of $1.00 per share, including accrued and unpaid interest. On February 28, 2006, concurrent with the closing of the Merger, the Company entered into a securities purchase agreement, pursuant to which the Company issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% and a warrant to purchase 890,995 shares of the Registrant's common stock, in exchange for the senior secured note previously issued. In accordance with APB #14, the fair value attributed to the warrants was recorded to debt discount and additional paid-in capital. The respective portion was amortized with the repayment of $258,000 on February 28, 2006. Total debt discount was $137,092 with accumulated amortization of $137,092 at March 31, 2007.

At the time of the original bridge financing closing, $92,000 in fees was released for payment and the net proceeds of $258,000 were held in escrow until the closing of the merger. On February 28, 2006, immediately subsequent to execution of the securities purchase agreement and the issuance of the senior secured convertible promissory note in exchange for the prior note, the parties executed an amendment to the Securities Purchase Agreement, extending the term of the senior secured convertible note, providing for partial repayment of that note and releasing certain pledge agreements entered into in support of that note. As a result $258,000 was released from escrow and repaid to the lender, and the Company became obligated to pay an additional $3,500 legal fee to lender's counsel and accrued interest to date on the loan. Under the terms of the amendment to the Securities Purchase Agreement executed in conjunction with the senior secured convertible promissory note, the remaining $92,000 and accrued interest was due May 29, 2006. This note is currently in default due to lack of payment of the amounts owed upon amendment and upon maturity; however, management is negotiating with lender for an additional extension. The balance outstanding was $92,000 at March 31, 2007and December 31, 2006.

The value of warrants granted during the period ended March 31, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: warrant remaining life of 5 years, a risk free interest rate of 4.50%, a dividend yield of 0% and volatility of 150%.

NOTE F - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at March 31, 2007 and December 31, 2006 is as follows:

                                                                                  March 31,       December 31,
                                                                                     2007             2006
                                                                                     ----             ----
Note payable accruing interest at 10% per annum, payable on October 7, 2006;
conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants
at 0.87 per share as additional incentive.  Note is currently in default.          $50,000          $50,000

Note payable accruing interest at 10% per annum, payable on October 7, 2006;
conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants
at 0.87 per share as additional incentive.  Note is currently in default.           50,000           50,000

Note payable accruing interest at 10% per annum, payable on October 31, 2006;
conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants
at 0.87 per share as additional incentive. Note is currently in default.            50,000           50,000

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE F - CONVERTIBLE NOTES PAYABLE (continued)

                                                                                    March 31,       December 31,
                                                                                      2007              2006
                                                                                      ----              ----
Note payable accruing interest at 10% per annum, payable on December 6, 2006;
conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants at
0.87 per share as additional incentive. Note is currently in default               $ 50,000          $ 50,000

Note payable accruing interest at 8% per annum, payable on January 17, 2007;
conversion price of $0.65 per share; as an additional incentive the Company
issued 800,000 shares of common stock. Note is currently in default.                300,000           300,000

Note payable accruing interest at 8% per annum, payable on February 24, 2007;
conversion price of $0.25 per share; as additional incentive the Company issued
100,000 shares of common stock. Net of unamortized beneficial conversion feature of $ -0- and $15,000 as of March 31, 2007 and December 31, 2006, respectively.
Note is currently in default.                                                       100,000            85,000

Note payable accruing interest at 8% per annum, payable on February 24, 2007;
conversion price of $0.25 per share; as additional incentive the Company issued
100,000 shares of common stock. Net of unamortized beneficial conversion feature of $ -0- and $15,000 as of March 31, 2007 and December 31, 2006, respectively.
Note is currently in default.                                                       100,000            85,000

Note payable accruing interest at 8% per annum, payable April 25, 2007;
conversion price of  $0.50 per share                                                 25,000            25,000

Note payable accruing interest at 8% per annum, payable April 25, 2007;
conversion price of  $0.50 per share. Note is currently in default.                  25,000            25,000

Note payable accruing interest at 8% per annum, payable April 25, 2007;
conversion price of  $0.50 per share. Note is currently in default.                  15,000            15,000

Note payable accruing interest at 8% per annum, payable April 25, 2007;
conversion price of  $0.50 per share. Note is currently in default.                  50,000            50,000

Note payable accruing interest at 8% per annum, payable April 25, 2007;
conversion price of  $0.50 per share. Note is currently in default.                  50,000            50,000

Note payable accruing interest at 8% per annum, payable April 25, 2007;
conversion price of  $0.50 per share. Note is currently in default.                  25,000            25,000

Note payable accruing interest at 8% per annum, payable April 25, 2007;
conversion price of  $0.50 per share. Note is currently in default.                  50,000            50,000

Note payable accruing interest at 8% per annum, payable April 25, 2007;
conversion price of  $0.50 per share. Note is currently in default.                  70,000            70,000

Note payable accruing interest at 8% per annum, payable May 2, 2007;
conversion price of  $0.50 per share. Note is currently in default.                  15,000            15,000

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE F - CONVERTIBLE NOTES PAYABLE (continued)

                                                                                            March 31,       December 31,
                                                                                              2007              2006
                                                                                              ----              ----
Note payable accruing interest at 8% per annum, payable September 15, 2007;
conversion price of $0.50 per share                                                      $   20,000        $   20,000

Note payable accruing interest at 8% per annum, payable October 5, 2007, conversion price of $0.50 per share; as an additional incentive the Company issued 13,333 shares of common stock. Net of unamortized beneficial conversion
feature of $500 and $750 as of March 31, 2007 and December 31, 2006, respectively             4,500             4,250

Note payable accruing interest at 8% per annum, payable October 13, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 80,000 shares of common stock. Net of unamortized beneficial conversion
feature of $9,600 and $14,400 as of March 31, 2007 and December 31, 2006, respectively        20,400            15,600

Note payable accruing interest at 8% per annum, payable October 26, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 66,667 shares of common stock. Net of unamortized beneficial conversion
feature of $14,275 and $20,400 as of March 31, 2007 and December 31, 2006, respectively.       10,725             4,600

Note payable accruing interest at 8% per annum, payable November 1, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 66,667 shares of common stock. Net of unamortized beneficial conversion
feature of $14,550 and $20,800 as of March 31, 2007 and December 31, 2006, respectively        10,450             4,200

Note payable accruing interest at 8% per annum, payable November 1, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 66,667 shares of common stock. Net of unamortized beneficial conversion
feature of $14,550 and $20,800 as of March 31, 2007 and December 31, 2006, respectively.       10,450             4,200

Note payable accruing interest at 8% per annum, payable November 9, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 40,000 shares of common stock. Net of unamortized beneficial conversion
feature of $8,750 and $12,500 as of March 31, 2007 and December 31, 2006, respectively.        6,250             2,500
                                                                                         -----------       -----------

Total                                                                                      1,107,775         1,050,350

Less: Current portion                                                                    $(1,107,775)      $(1,050,350)
                                                                                         ===========       ===========

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

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE F - CONVERTIBLE NOTES PAYABLE (continued)

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

NOTE G - NOTES PAYABLE -RELATED PARTIES

A summary of promissory notes payable to related parties at March 31, 2007 and December 31, 2006 is as follows:

                                                                                         March 31,     December 31,
                                                                                            2006           2006
                                                                                         --------        --------
Note payable to a shareholder, principal and interest note of $6,000 payable on          $ 12,000        $ 12,000
December 31, 2005, extended to March 31, 2006; management is negotiating an additional extension

Note payable to a shareholder, principal and interest of $7,500, payable on
December 31, 2005, extended to December 31, 2006: management is negotiating an
additional extension                                                                       15,000          15,000

Note payable to a shareholder, principal and interest of $5,000, payable on
December 31, 2005, extended to March 31, 2006; management is negotiating an
additional extension                                                                       10,000          10,000

Note payable to a shareholder, principal and interest of $1,000, payable on
December 31, 2005, extended to June 30, 2006; management is negotiating an
additional extension                                                                        2,000           2,000
                                                                                         --------        --------

Total                                                                                      39,000          39,000

Less: current portion                                                                     (39,000)        (39,000)
                                                                                         --------        --------

Long term portion                                                                        $     --        $     --
                                                                                         ========        ========

NOTE H - CAPITAL STOCK

The Company is authorized to issue 3,000,000 shares of preferred stock with par value $.001 per share, 100,000,000 shares of common stock with par value of $.001 per share.

The Company had 15,372,258 shares of common stock issued and outstanding at March 31, 2007 and December 31, 2006. As of March 31, 2007 and December 31, 2006 the Company had no preferred stock issued and outstanding.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2007
                                   (UNAUDITED)


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

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE I - OPTIONS AND WARRANTS (continued)

                         Warrants                                                     Warrants
                        Outstanding                                                 Exercisable
                      (as of 3/31/07)                                             (as of 3/31/07)
                      ---------------                                             ---------------
                                          Weighted Average
                                              Remaining            Weighted                            Weighted
                          Number          Contractual Life          Average            Number          Average
Exercise Prices         Outstanding            (Years)          Exercise Price      Exercisable     Exercise Price
---------------         -----------            -------          --------------      -----------     --------------
    $0.87                1,808,307              3.00                $0.87            1,808,307           3.00
     0.87                  518,077              3.50                 0.87              518,077           3.50
     1.04                  890,995              3.50                 1.04              890,995           3.50
                         3,217,379              3.21                                 3,217,379           3.21

Transactions involving warrants are summarized as follows:

                                                                    Weighted
                                                     Number of       Average
                                                     Warrants    Price Per Share
                                                     --------    ---------------
Outstanding at January 25, 2005 (date of inception)         --     $      --
Granted                                              2,291,384          0.87
Exercised                                                   --            --
Canceled or expired                                         --            --
Outstanding at December 31, 2005                      2,291,38     $    0.87
Granted                                                925,995          1.03
Exercised                                                   --            --
Canceled or expired                                         --            --
Outstanding at December 31, 2006                      3,217,37     $    0.92
Granted                                                     --            --
Exercised                                                   --            --
Canceled or expired                                         --            --
Outstanding at March 31, 2007                         3,217,37     $    0.92

The Company did not grant any compensatory warrants to employees during the three month period ended March 31, 2007 and 2006. Compensation expense of $0 was charged to operations for the three month period ended March 31, 2007 and 2006.

Stock Option Plan

In April 2005, FIIC, Inc. adopted the FIIC 2005 Stock Option, Deferred Stock and Restricted Stock Plan, which was assumed by the Company as part of the Merger. As of March 31, 2007 and December 31, 2006, no options or stock awards have been granted under the Plan.

NOTE J - RELATED PARTY TRANSACTIONS

The Company has received unsecured, non-interest bearing advances from a related party totally $147,500 (including $100,000 for the license fee - refer to note
D). Of this amount, $6,095 remains unpaid as of March 31, 2007 and December 31, 2006.

The Company has expensed consulting fees of an aggregate of $71,000 for seven individuals who are directors and/or officers who are intended to serve as key personnel. As of March 31, 2007 and December 31, 2006, there remains $417,853 and $346,854 respectively unpaid and included in accounts payable and accrued expenses.

Effective February 1, 2005, the Company entered into a sublease agreement with a related party for office space and overhead expenses at $5,000 per month. As of March 31, 2007 and December 31, 2006, there remains $80,000 and $65,000 respectively unpaid and included in accounts payable and accrued expenses arising from this sublease agreement.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE K - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In February 1, 2005, the Company entered into a sublease agreement with a related party for office space and overhead expenses on month to month basis at $5,000 per month. Total lease rental expense for the three months ended March 31, 2007 and 2006, was $15,000.

 Employment and Consulting Agreements

As of March 31, 2007, the efforts of the Company's named executive officers, directors and key personnel have been primarily for no, nominal and/or deferred compensation. On February 7, 2006, FIIC executed a written consulting agreement with Chief Executive Officer, James France, documenting his consulting arrangement and confirming the continuance of such arrangement until such time as the Company has sufficient funds to formalize the terms of and execute an employment agreement with Mr. France. The Company intends to enter formal employment agreements with all of its executive officers and key personnel as it seeks to license and launch its insurance operations.

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

An action was filed by Peyton Chandler a consultant to the Registrant for services they provided. They seek 650,000 shares of the Registrant's common stock. The Registrant opposes the claim on the basis that not all services were provided accordingly and plans to counter claim if need be. The registrant believes the matter will be resolved at lesser of the claimed amount.

In addition and subsequent to the year end, Huntington Bank filed a breach complaint regarding a returned deposit in the amount of $25,000; which produced an account deficit in the amount of $17,344.42. The Registrant is pursuing its own claim and expects to resolve the matter with Huntington.

NOTE L - SUBSEQUENT EVENTS

Between April 17 and April 20, 2007, the Company entered into a Guaranty Agreement providing an aggregate of $2,000,000 in a standby Guaranty for nine
(9) months after the Company completes its licensing activity. The Guaranty is convertible, at the holders option, into a promissory note with interest at Prime Rate plus 4% per annum with principal and interest due six (6) months from date of conversion.

As part of the debt issuance costs, the Company issued 500,000 shares of its common stock and warrants to purchase an additional 500,000 shares at a price of $0.20 per share for five years.

Item 2. Management's Discussion and Analysis or Plan of Operation.

This 10-QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and "Updates to Risk Factors" below.

The following discussion of our financial condition and results of operations as of March 31, 2007 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms "FIIC," "we," "us," and "our" refer to FIIC, Inc. and FIIC Holdings, Inc.

Cautionary Note About Forward-Looking Statements

The information contained in this Report includes some statements that are not purely historical and that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "might," "plans," "possible," "potential," "predicts," "projects," "seeks," "should," "will," "would" and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking. For example, our forward-looking statements may include statements regarding:

o the possible effect of inflation, changes in interest rates and other economic changes on our costs, including the possible effect of future changes in operating costs and capital expenditures;

o competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

o this being a start-up situation, the timing of cash requirements, our ability to fund our proposed Regulatory Reserves working capital and Operations working capital requirements and our projected profitability;

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

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the "Risk Factors" set forth under "Item 1. Description of Business," in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC on May 17, 2007, and "Updates to Risk Factors," below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

Overview

Since our incorporation in January 2005, we have generated no revenue and have had only start-up operations. Upon receipt of the necessary governmental approvals and licenses and establishment of its planned insurance subsidiaries, we plan to introduce an insurance product to insure third-party investors in new and existing businesses which meet its underwriting criteria. These planned insurance subsidiaries include: FIIC Risk Retention Group ("FIIC RRG"), to underwrite and issue insurance policies; Federated Insurance Captive, an agency captive insurance company providing reinsurance ("FIC"); and Federated Group Agency ("FGA"), a master group agency providing operational services. We anticipate receipt of the necessary licenses from the Washington, D.C. Department of Insurance, Securities and Banking ("D.C. DISB") and from one state, likely Ohio, during the second half of 2007; receipt of such licenses has been delayed due to limited cash flow, the time and expense needed to complete the Merger and subsequent restatement of our financial statements as of December 31, 2005. Until such time, all start-up costs, such as the Regulatory Reserves requirements and initial Operations working capital for establishment of these entities, any operational expenses, and other requirements will be funded by a combination of debt and equity financing.

Plan of Operation

Since our inception we have dedicated our efforts to implementation of a start-up plan intended to secure the financing, governmental approvals, and management team necessary for launch of our planned insurance operations. The key components of this plan are the execution of a license arrangement for use of the FIIC Database Content and Technology upon which FIIC's underwriting and marketing functions will rely, completion of a merger with a public company, the completion of bridge financing and private placement, and the formation and licensing of FIIC's planned insurance entities. If we are able to complete these steps in the second half 2007, we would be enabled to launch our insurance operations and to generate initial revenues late in the second half of 2007. However, there are many factors that may influence our ability to achieve this timeline, as discussed in detail in the "Risk Factors" included in our Annual Report on Form 10-KSB for the years ended December 31, 2006 and December 31, 2005 and the "Updates to Risk Factors" below.

Start-Up Plan

      Licensing of FIIC Database Content and Technology

On March 17, 2005, FIIC entered into a Database Access and Content License, Hosting and Support Agreement with FIIC Research and Development, LLC ("FIIC LLC"); the parties amended this agreement on November 7, 2005, in relation to the receipt of certain bridge financing from Oceanus Value Fund, L.P. (the "Bridge Financing"). FIIC LLC developed the FIIC Database Content and Technology, including an extensive database of insurance underwriting data and standards for use in connection with insurance policies that insure investors against the risk of the loss of capital in certain business entities, specially-designed supporting software applications, and technology and database-specific workflow definitions, decision processes and models for managing such applications and utilizing the database and its contents. The license agreement provides us an exclusive and perpetual license to access and use the FIIC Database Content and Technology to obtain the underwriting data, standards and other information for the purpose of underwriting its Investor Protection policies. We also have the right to grant nonexclusive sublicenses to third parties involved in underwriting Investor Protection policies, while FIIC LLC is obligated to continue to host, maintain and augment the FIIC Database Content and Technology. In consideration for the license, FIIC issued to FIIC LLC 9,792,000 shares of its common stock, 5- year warrants to purchase 1,808,307 shares of its common stock at an exercise price of $0.87 per share and became obligated to pay a $100,000 fee. In April 2006, the Company issued 127,000 shares to a current director and shareholder valued at $0.001 per share, to correct a mathematical error in the calculation of shares owed to this individual as a member of FIIC Research & Development LLC pursuant to that license agreement. The total licensing fee of $109,919 was expensed prior to June 30, 2006, but $6,095 of the balance remained payable to FIIC LLC as of March 31, 2007.

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

      Bridge Financing and Private Placement

We engaged in a Bridge Financing and planned a Private Placement, as described below, to provide the initial funds necessary to establish the working capital reserves with the D.C. DISB in conjunction with the formation and licensing of our planned insurance entities. Although we received funding from the Bridge Financing, we have ultimately not relied on this transaction to fund our operational activities as originally anticipated. However, we continue to anticipate receipt of significant funding from the planned Private Placement. In September 30, 2006, we estimate that the Bridge Financing, as amended, cost us approximately $120,000 in legal, accounting, consulting and other related fees and expenses. In addition, we anticipate that the Private Placement will cost us approximately $400,000 in such expenses and commissions.

            Bridge Financing

In August 2005, FIIC, Inc. entered a consulting agreement with Bridgewater Capital Corporation ("Bridgewater") for general business advisory and consulting services, including assisting FIIC, Inc. to locate and secure bridge financing. Subsequently, Bridgewater introduced FIIC, Inc. to Oceanus Value Fund, L.P. ("Oceanus") and assisted in bridge financing negotiations. In November 2005, FIIC, Inc. executed a note purchase agreement with Oceanus under which it issued a $350,000 Senior Secured Promissory Note bearing annual interest at 12%. On February 28, 2006, concurrent with the closing of the Merger, we entered into a securities purchase agreement with Oceanus, pursuant to which we issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% and a warrant to purchase 890,995 shares of the Registrant's common stock, in exchange for the senior secured note previously issued to FIIC, Inc. in November 2005. We refer collectively to the issuance of these notes and warrants as the Bridge Financing. Immediately subsequent to execution of the securities purchase agreement and the issuance of the senior secured convertible note in February 2006, the parties also executed an amendment to the securities purchase agreement, extending the term of the convertible note to May 29, 2006, providing for partial repayment of the note and releasing certain pledge agreements entered into in support of the note. On September 1, 2006, the parties executed a second amendment to the securities purchase agreement and convertible note, further extending the maturity date of the convertible note to September 30, 2006. The other terms and conditions of the note and the security and guaranty associated with it are described in greater detail in our Current Report on Form 8-K/A filed on June 6, 2006 with the SEC. As of March 31, 2007, we had not paid the pending principal balance of $92,000 or accrued interest of $11,978 and were in default under the terms of the amended Oceanus Note. On November 1, 2006, we executed a further amendment to the securities purchase agreement convertible extending the term of the convertible note to December 31, 2006.

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

Capital Resources and Liquidity

To date, we have primarily obtained financing for our Merger and other aspects of the Plan of Operation presented above via debt financing. Most recently, in September 2006, we borrowed $20,000 of funds from an existing shareholder via a one-year convertible note. As of March 31, 2007, we owe $39,000 in principal under demand notes from certain stockholders and another $1,170,000 in principal under convertible notes, as compared to $39,000 in demand notes as of March 31, 2007. We anticipate that additional funds will become available to FIIC in subsequent debt financings and through the planned Private Placement, to fund our planned launch and growth of operations over the coming twelve months.

As of March 31, 2007, we had cash and cash equivalents and restricted cash of $696 and current liabilities of $2,386,853 as compared to cash and cash equivalents of $937 and current liabilities of $1,221,081 as of March 31, 2006. As of March 31, 2007, we had an accumulated operating deficit of $4,918,719, as compared to the accumulated operating deficit of $2,672,284 as of March 31, 2006. This deficit has continued to increase in the subsequent months, and will continue to do so at least until our insurance entities become fully licensed and operational. Subsequent to December 31, 2006 the registrant has commenced a Private Placement for $1,500,000 of its common stock and entered in to a Standby $2,000,000 Guaranty. The proceeds from the PPM and the Guaranty will be used to meet its working capital and licensing requirements.

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

      Debt Repayment

To the extent possible, we will defer repayment of all outstanding debt obligations until receipt of net proceeds from either the planned Private Placement or an equivalent round of financing. To the extent some amount of principal or interest is to be repaid prior to such financing, we are relying on the net proceeds from our recent convertible note issuances. Our management believes that a majority, if not all, of our currently outstanding convertible notes as of March 31, 2007, in the aggregate principal amount of $1,262,000 will convert into equity upon maturity and thus not require repayment; if such conversion were to occur we would issue over time at least 2,693,538 shares of our common stock, not including any shares issuable upon conversion of accrued interest.

For the three months ended March 31, 2007, net interest expense related to outstanding debt was $85,614, as compared to $170,105 for three month period ending March 31, 2006.

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

Within the first six months of the launch of our insurance operations, we will rely on our executive officers, supported by independent consultants, to fulfill all operational functions. We do anticipate hiring additional part-time or full-time employees as we work toward the operational benchmark of 100 policies sold, although part-time consultants may be used during this period. Accrued consulting fees will be, on an individual basis and dependent upon available funds, paid by a combination of stock and cash. We will initiate payment of executive salaries as we process the formal Registration and Lincensure of the planned insurance subsidiaries full licensure for operations and when each individual executes an employment agreement.

For the three months ending March 31, 2007, our total operating expenses were $117,925, as compared to $750,311 for three month period ending March 31, 2006. Operating expenses for the three months ending March 31, 2007, consisted of $116,988 of general and administrative expenses and $937 of depreciation. The period-to-period decrease reflects our initial start-up costs and costs associated with the launch of the merger process. We anticipate that general and administrative expenses will grow in coming periods as we establish our operating entities and launch our operations. During the three month period ending March 31, 2007, we incurred other (non-operating) expenses of $262,280, as compared to $897,133 of other expenses for the three months ending March 31, 2006. Acquisitions costs of $301,199 represented a significant portion of the other expenses for the three months ending March 31, 2006 Interest expense was $85,811 and $170,105 and debt issuance costs were $176,666 and $425,829 for the three months ending March 31, 2007 and 2006 respectively.

      Launch of Revenue-Producing Insurance Operations

Upon launch of our insurance operations, we anticipate generating revenues primarily from the sale of our Investor Protection insurance policies. In the initial six months of our insurance operations, we project issuing 17 policies. If these are written at a maximum total investment per business of $250,000, generating an average premium of ten percent (10%) , then $425,000 gross premiums revenue would be generated in this initial operational period. Based on our management's analysis of new business starts in the Ohio area, its initial target market, we believe that this level of performance represents a projected market penetration of about 0.23%. Further, we will generate related revenues from a $50 fee per application, regardless of the number of resulting policies issued.

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

Acquisition of Plant and Equipment and Other Assets

We do not acquire or dispose of any material property, plant or equipment. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Employees

As of March 31, 2007, the efforts of FIIC's named executive officers, independent outside directors and key personnel have been primarily for no, nominal and/or deferred compensation. Prior to February 7, 2006, we had not entered any employment or other long-term compensation agreements with our executive officers or other key personnel. We intend to enter formal employment agreements with all of our executive officers and key personnel as we formally process licensure and launch our insurance operations. However, on February 7, 2006, FIIC, Inc. executed a written consulting agreement with Jim France documenting his consulting arrangement and confirming the continuance of such arrangement until such time as FIIC, Inc. had sufficient funds to formalize the terms of and execute an employment agreement with Mr. France; FIIC Holdings, Inc. assumed this consulting arrangement as a result of the merger process. It is anticipated that the terms of all FIIC employment agreements with its officers will provide for cash and equity compensation at an appropriate level for a start-up company, but also recognize the professional experience and forms of expertise each individual brings to FIIC's business. It is also anticipated that employment agreements with officers and other key personnel will include provisions setting forth any severance arrangements, as well as confidentiality and non-competition clauses.

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

Updates to Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in the Company's Annual Report on Form 10-KSB, as filed May 17, 2007, before engaging in transactions in the Company's common stock. The Company's business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of the Company's common stock could decline due to any of these risks, and an investor may lose all or part of his investment.

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

As of March 31, 2007, we had an accumulated deficit of approximately $4,918,719. We expect to continue to incur losses over at least the next year, and the amount of future losses is uncertain. Our ability to generate revenue and become profitable will depend on obtaining and maintaining regulatory approvals in the U.S., achieving market acceptance for our Investor Protection policies and related services and successfully executing our business plan. Sales of our Investor Protection policies cannot begin until our insurance entities receive all necessary regulatory approvals. If we fail to generate significant revenues from commercial sales of such investor protection policies, fail to obtain necessary regulatory approvals, or if revenues fail to grow at a pace rapid enough to offset anticipated increases in expenses, we may never achieve profitability.

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

Disruption or termination of our agreement with FIIC LLC could delay or suspend our overall efforts to create a market for our Investor Protection policies. The loss of the license or FIIC LLC's failure to maintain the licensed technology and data could require us to cease providing products or services using such licensed technology, which would likely result in a significant loss of revenue for our business. In consideration for the license, we issued to shares of our common stock, 5-year warrants to purchase shares of our common stock and became obligated to pay a $100,000 cash fee. As of June 30, 2006, the entire licensing fee had been expensed, but as of March 31, 2007 we still owe FIIC LLC $6,095.

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

As a result of the Bridge Financing, as defined and discussed in detail under "Bridge Financing and Private Placement" under Item 2 herein, Oceanus holds a senior secured convertible promissory note convertible into shares of our common stock at any time (the "Oceanus Note"), including accrued and unpaid interest, and a warrant to purchase additional shares of our common stock. Immediately subsequent to execution of the securities purchase agreement and the Oceanus note, the parties executed an amendment to the securities purchase agreement, extending the term of the Oceanus Note, providing for partial repayment of the Oceanus Note and releasing certain pledge agreements entered into in support of the Oceanus Note. On September 1, 2006, the parties executed a second amendment to the securities purchase agreement and convertible note, further extending the maturity date of the convertible note to September 30, 2006. As of March 31, 2007, we were in default on the amended Oceanus Note, as we had not paid the pending principal balance of $92,000, nor accrued interest of $11,978. On November 1, 2006, we executed a further amendment to the securities purchase agreement convertible extending the term of the convertible note to December 31, 2006.

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

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

Refer to Note K of Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. The Registrant did not make any other sales of unregistered securities of the Registrant during the three-months ended March 31, 2007, other than as previously reported in on Form 8-K filed with the SEC on May 5, 2006 and our Annual Report on Form 10-KSB for the period ended December 31, 2006, filed with the SEC on May 17, 2007.

Item 3.  Defaults Upon Senior Securities

As previously reported on a Current Report on Form 8-K/A filed with the SEC on June 6, 2006, and as discussed under Part I - Item 2, "Bridge Financing and Private Placement" above, in February, 2006, the Registrant entered into a securities purchase agreement with Oceanus Value Fund, L.P. ("Oceanus"), pursuant to which we issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% (the "Oceanus Note") and a warrant to purchase 890,995 shares of the Registrant's common stock (the "Oceanus Warrant"). Immediately subsequent to execution of the securities purchase agreement and the issuance of the Oceanus Note, the parties executed an amendment to the securities purchase agreement, extending the term of the Oceanus Note, providing for partial repayment of the Oceanus Note and releasing certain pledge agreements entered into in support of the Oceanus Note. A legal fee of $3,500 associated with the amendment, and accrued interest through February 28, 2006 was due and payable immediately on February 28, 2006. The legal fee of $3,500 was paid on June 19, 2006. However, the principal balance of $92,000 on the amended Oceanus Note was due and payable May 29, 2006, and amended to December 31,2006. As the Registrant has not paid the pending principal, nor the accrued interest of $11,978, it remains currently in default under the terms of the amended Oceanus Note. The Registrant remains in negotiations with Oceanus to extend or otherwise restructure the terms of the Oceanus Note.

Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended March 31, 2007.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)   Exhibits.

 Exhibit                                     Item
----------        --------------------------------------------------------------

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


                                      FIIC HOLDINGS, INC.


Date: May 21, 2007                    By: /s/ James W. France
                                          -----------------------
                                          James W. France
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date: May 21, 2007                    By: /s/ Wade L. Estep
                                          -----------------------
                                          Wade L. Estep
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


 Exhibit                                     Item
----------        --------------------------------------------------------------

   31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002