Form 10QSB
period 2007-06-30
FIIC HOLDINGS
filed 2007-08-20
CIK 1077720

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

As of June [30], 2007, there were [16,492,258] shares issued and outstanding of the registrant's common stock.

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

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION                                               F-3

Item 1.  Condensed Consolidated Financial Statements                         F-3

         Balance Sheet as of June 30, 2007 (unaudited) and
         December 31, 2006                                                   F-3

         Statement of Losses (unaudited) for the three months ended
         June 30, 2007 and 2006, for the six months ended June 30, 2007 and 2006 and for the period from January 25, 2005 (inception)
         to June 30, 2007                                                    F-4

         Statement of Changes in Stockholders' Equity (unaudited) for the
         period from January 25, 2005 (Inception) to June 30, 2007           F-5

         Statement of Cash Flows (unaudited) for the six months ended
         June 30, 2007 and 2006 and for the period from January 25, 2005
         (Inception) to June 30, 2007                                        F-6

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

Item 1.  Legal Proceedings                                                   I-1

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         I-1

Item 3.  Defaults Upon Senior Securities                                     I-1

Item 4.  Submission of Matters to a Vote of Security Holders                 I-1

Item 5.  Other Information                                                   I-1

Item 6.  Exhibits                                                            I-1

Signatures                                                                   I-2

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                            (Unaudited)
                                                                              June 30,     December 31,
                                                                                2007           2006
                                                                            -----------    -----------
                                ASSETS
Current assets:
Cash and cash equivalents                                                   $       136    $        --
Prepaid expenses and deposits                                                     5,879          4,849
Restricted cash                                                                      60             60
                                                                            -----------    -----------
Total current assets                                                              6,075          4,909
                                                                            -----------    -----------
Property, plant and equipment, net of accumulated depreciation of
   $5,307 and $3,434 at June 30, 2007 and December 31, 2006, respectively         5,933          7,806
                                                                            -----------    -----------

Other assets:
Loan fees, net of accumulated amortization of $1,120,834 and $859,723
   at June 30, 2007 and December 31, 2006, respectively                          56,111        317,222
                                                                            -----------    -----------
Total other assets                                                               56,111        317,222
                                                                            -----------    -----------

Total assets                                                                $    68,119    $   329,937
                                                                            ===========    ===========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft                                                              $        --    $    16,162
Accounts payable and accrued expenses                                         1,204,781        987,723
Notes payable, bridge loan (Note E)                                              92,000         92,000
Notes payable, short term (Note F)                                              165,604             --
Notes payable-convertible (Note G)                                            1,135,200      1,050,350
Notes payable-related parties (Note H)                                           39,000         39,000
                                                                            -----------    -----------
Total current liabilities                                                     2,636,585      2,185,235
                                                                            -----------    -----------

Commitments and contingencies (Note L)

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value: 3,000,000 shares authorized,
   0 issued and outstanding                                                          --             --
Common stock, $0.001 par value: 100,000,000 shares authorized;
   16,492,258 shares and 15,372,258 shares issued and outstanding
   as of June 30, 2007 and December 31, 2006 respectively                        16,492         15,372

Additional paid in capital                                                    3,102,158      2,667,844
Deficit accumulated during development stage                                 (5,687,116)    (4,538,514)
                                                                            -----------    -----------
Total deficiency in stockholders' equity                                     (2,568,466)    (1,855,298)
                                                                            -----------    -----------
Total liabilities and deficiency in stockholders' equity                    $    68,119    $   329,937
                                                                            ===========    ===========

                      See the accompanying footnotes to the
             unaudited condensed consolidated financial information

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                   (unaudited)

                                                                                                         For the period
                                                                                                      January 25, 2005 (date
                                      Three months ended June 30,      Six months ended June 30,      of inception) through
                                          2007            2006            2007            2006            June 30, 2007
                                     ------------    ------------    ------------    ------------     ----------------------
Operating expenses:
General and administrative           $    502,827    $    348,147    $    619,815    $  1,097,834          $ 3,046,814
Depreciation                                  936             937           1,873           1,561                5,307
                                     ------------    ------------    ------------    ------------          -----------
Total operating expenses                  503,763         349,084         621,688       1,099,395            3,052,121

Other expenses:
Interest expense, net                     180,188         114,844         265,802         284,949              788,184
Debt issuance costs                        84,445         208,095         261,111         633,924            1,545,611
Acquisition costs (Note B)                     --              --              --         301,199              301,199
                                     ------------    ------------    ------------    ------------          -----------
Total other expenses                      264,633         322,939         526,913       1,220,072            2,634,994

Net (loss) before provision for
   income taxes                          (768,397)       (672,023)     (1,148,602)     (2,319,467)          (5,687,116)

Provision for income taxes                     --              --              --              --                   --
                                     ------------    ------------    ------------    ------------          -----------

NET LOSS                             $   (768,397)   $   (672,023)   $ (1,148,602)   $ (2,319,467)         $(5,687,116)
                                     ============    ============    ============    ============          ===========

Loss per common share (basic
   and assuming dilution)            $      (0.05)   $      (0.05)   $      (0.07)   $      (0.17)
                                     ============    ============    ============    ============

Weighted average common shares
   outstanding (basic and diluted)     16,317,423      14,647,261      15,847,451      13,463,727
                                     ============    ============    ============    ============

                      See the accompanying footnotes to the
             unaudited condensed consolidated financial information

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE PERIOD JANUARY 25, 2005 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
                                   (unaudited)

                                                                                                            Deficit
                                                                                                          Accumulated      Total
                                                                                             Additional     During     Deficiency in
                                                                       Common       Stock     Paid in     Development  Stockholders'
                                                                       Shares      Amount     Capital        Stage        Equity
                                                                       ------      ------     -------        -----        ------
Balance, January 25, 2005 (Date of Inception)                                --   $    --   $       --   $        --   $        --
  Common stock issued to founder in February, 2005 at $0.001 per
    share (par value)                                                         1        --        1,000            --         1,000
  Common stock issued in March, 2005 in exchange for licensing
    agreement at $0.001 per share (par value)                         9,792,000     9,792           --            --         9,792
  Common stock issued in September,  2005 for services rendered at
    $0.50 per share                                                     400,000       400      199,600            --       200,000
  Common stock issued in November, 2005 for debt issuance costs at
    $0.50 per share                                                     651,376       651      325,037            --       325,688
  Value attributed to 460,000 5 year warrants at $0.87 per share
    issued in October, 2005 as additional incentive to lender                --        --       91,084            --        91,084
  Value attributed to 23,077 5 year warrants at $0.87 per share
    issued in December , 2005 as additional incentive to lender              --        --       10,278            --        10,278
  Net loss-December 31, 2005                                                 --        --           --    (1,024,840)   (1,024,840)
                                                                     ----------   -------   ----------   -----------   -----------
  Balance, January 1, 2006:                                          10,843,377    10,843      626,999    (1,024,840)     (386,998)
  Common stock issued in January, 2006 for debt issuance costs at
    $0.50 per share                                                     200,000       200       99,800            --       100,000
  Common stock issued in February, 2006 at merger at $0.001 per
    share (par value)                                                 1,198,547     1,199           --            --         1,199
  Common stock issued in February, 2006 for services rendered at
    $0.50 per share                                                     825,000       825      411,675            --       412,500
  Common stock issued in February, 2006 for debt issuance costs at
    $0.50 per share                                                     800,000       800      399,200            --       400,000
  Beneficial conversion feature of convertible debentures                    --        --      289,700            --       289,700
  Value attributed to 35,000 5 year warrants at $0.87 per share
    issued in February, 2006 as debt issuance cost                           --        --       15,589            --        15,589
  Value attributed to 890,995 5 year warrants at $1.04 per share
    issued in February, 2006 as debt issuance cost                           --        --      137,092            --       137,092
  Common stock issued to founder in April, 2006 at $0.001 per
    share (par value)                                                   127,000       127           --            --           127
  Common issued in April, 2006 for services rendered at $0.50 per
    share                                                               125,000       125       62,375            --        62,500
  Common stock issued in May, 2006 for debt issuance costs at
    $0.50 per share                                                     866,667       866      432,467            --       433,333
  Common stock issued in September, 2006 for debt issuance costs
    at $0.50 per share                                                   53,333        54       26,613            --        26,667
  Common stock issued in October, 2006 for debt issuance costs at
    $0.50 per share                                                     160,000       160       79,840            --        80,000
  Common stock issued in November, 2006 for debt issuance costs at
    $0.50 per share                                                     173,334       173       86,494            --        86,667
  Net Loss                                                                   --        --           --    (3,513,674)   (3,513,674)
                                                                     ----------   -------   ----------   -----------   -----------
  Balance-December 31, 2006                                          15,372,258    15,372    2,667,844    (4,538,514)   (1,855,298)
  Common stock issued in April 2007 for services rendered at $0.25
    per share                                                         1,100,000     1,100      273,900            --       275,000
  Value attributed to 950,000 3 year warrants at $0.25 per share
    issued in May 2007 as debt issuance cost                                 --        --      122,863            --       122,863
  Value attributed to repricing of 890,995 5 year warrants issued in February 2006 from $1.04 per share to $0.25 per share as
    debt issuance cost                                                       --        --       32,571            --        32,571
  Sale of common stock at $0.25 per share                                20,000        20        4,980            --         5,000
  Net Loss                                                                   --        --           --    (1,148,602)   (1,148,602)
                                                                     ----------   -------   ----------   -----------   -----------
  Balance-June 30, 2007                                              16,492,258   $16,492   $3,102,158   $(5,687,116)  $(2,568,466)
                                                                     ==========   =======   ==========   ===========   ===========

                      See the accompanying footnotes to the
             unaudited condensed consolidated financial information

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                           For the period
                                                                                                          January 25, 2005
                                                                                                              (date of
                                                                                                             inception)
                                                                              Six months ended June 30,   Through June 30,
                                                                                 2007           2006           2007
                                                                             -----------    -----------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                   $(1,148,602)   $(2,319,467)    $(5,687,116)
Adjustments to reconcile net (loss) to cash used in operating activities:
Depreciation                                                                       1,873          1,561           5,307
Common stock issued for services rendered                                        275,000        475,127         951,127
Acquisition costs                                                                     --        301,199         301,199
Amortization of debt discount for convertible debentures and warrants            205,889        258,223         604,115
Amortization of debt issuance costs                                              261,111        598,324       1,545,609
(Increase) decrease in:
Prepaid expenses and deposits                                                      6,470         75,298         111,413
Increase (decrease) in:
Cash overdraft                                                                   (16,162)                            --
Due to related parties                                                                --             --         104,977
Accounts payable and other accrued expenses                                      217,057         83,781         899,804
                                                                             -----------    -----------     -----------
Net cash used in operations                                                     (197,364)      (525,954)     (1,163,564)
                                                                             -----------    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from restricted cash                                                     --        169,173             (60)
Cash paid for acquisition                                                             --       (200,000)       (200,000)
Acquisition of fixed assets                                                           --        (11,240)        (11,240)
                                                                             -----------    -----------     -----------
Net cash used in investing activities                                                 --        (42,067)       (211,300)
                                                                             -----------    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                                                 5,000             --           5,000
Proceeds from notes payable-related parties                                           --             --          44,000
Proceeds from notes payable, net of repayments                                   192,500        567,000       1,326,000
                                                                             -----------    -----------     -----------
Net cash used in financing activities                                            197,500        567,000       1,375,000
                                                                             -----------    -----------     -----------

Increase (decrease) in cash and cash equivalents                                     136         (1,021)            136
Cash and cash equivalents beginning of the period                                     --          1,714              --
                                                                             -----------    -----------     -----------
Cash and cash equivalents end of the period                                  $       136    $       693     $       136
                                                                             ===========    ===========     ===========

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                              For the period
                                                                                             January 25, 2005
                                                                                           (date of inception)
                                                                Six months ended June 30,    Through June 30,
                                                                    2007          2006              2007
                                                                  --------     --------    -------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest                              $     --     $     --          $       --
Cash paid during period for taxes                                 $     --     $     --          $       --
Non-cash financing and investing activities:
Common stock issued in exchange for services                      $275,000     $475,127          $  951,127
Shares issued for debt issuance costs                             $     --     $933,333          $1,452,355
Beneficial conversion feature of convertible notes-warrants       $     --     $137,092          $  254,043
Beneficial conversion feature of convertible notes                $     --     $180,000          $  289,700
Value of warrants issued for debt issuance costs                  $122,863     $ 15,589          $  138,452
Value of repricing of warrants for debt issuance costs            $ 32,571     $     --          $   32,571
Acquisitions:
Common stock retained                                             $     --     $  1,199          $    1,199
Assets acquired                                                         --           --                  --
Liabilities assumed                                                     --       86,448              86,448
Expenses relating to acquisition                                        --       13,552              13,552
Cash paid                                                               --      200,000             200,000
                                                                  --------     --------          ----------
Total acquisition paid/acquisition cost                           $     --     $301,199          $  301,199
                                                                  ======       ========          ==========

                      See the accompanying footnotes to the
             unaudited condensed consolidated financial information

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2007
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007, or for any other period. These unaudited condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2006.

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

To date the Company has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2007, the Company has accumulated losses of $5,687,116. Also, at June 30, 2007, its current liabilities exceeded current assets by $2,630,510.

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

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the six month period ended June 30, 2007 and 2006, respectively.

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for the six month period ending June 30, 2007 and 2006 was $0, net of tax effect.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2007
                                   (UNAUDITED)

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

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2007
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

NOTE C - PROPERTY AND EQUIPMENT

Major classes of property and equipment at June 30, 2007 and December 31, 2006 consist of the followings:

                                                       June 30,     December 31,
                                                         2007           2006
Computer equipment and furniture                     $    11,240    $    11,240
Less: accumulated depreciation and amortization           (5,307)        (3,434)

Net property and equipment                           $     5,933    $     7,806
                                                     ===========    ===========

Depreciation and amortization expense was $1873 and $1,561 for the six months ended June 30, 2007 and 2006, respectively.

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

As consideration for the license agreement in March 2005, FIIC, Inc. issued to the Licensor 9,792,000 shares of its common stock (total par value $9,792) and issued warrants to purchase an additional 1,808,307 shares of its common stock at an exercise price of $.87 per share. Such warrants will expire five yeas after the date of issuance. The shares and warrants issued in relation to the license agreement were subsequently distributed by the Licensor to its members, and exchanged for shares of NBYS in the Merger. As further consideration for the license agreement, the Company also agreed to pay $100,000 in cash to the Licensor. The total licensing fee of $109,792 was expensed as of June 30, 2007; $6,095 of the balance remains payable as of June 30, 2007.

Additionally, pursuant to the license agreement, the Company shall pay the Licensor 3% of net premiums for Hosting and Support services on a quarterly basis.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE E - BRIDGE LOAN PAYABLE

A summary of bridge loan notes payable at June 30, 2007 and December 31, 2006 is as follows:

                                                       June 30,     December 31,
                                                         2007           2006
                                                     -----------    -----------
Senior secured convertible note payable,
   exchanged from senior secured promissory
   note after closing of merger in February 2006     $    92,000    $    92,000
Less: current portion                                    (92,000)       (92,000)
                                                     -----------    -----------
Long term portion                                    $        --    $        --
                                                     ===========    ===========

On November 29, 2005, FIIC, Inc. engaged in a bridge financing transaction in which it issued a $350,000 senior secured promissory note, exchangeable upon the closing of the Merger for a senior secured convertible promissory note, convertible into the Company's common stock at any time at a rate of $1.00 per share, including accrued and unpaid interest. On February 28, 2006, concurrent with the closing of the Merger, the Company entered into a securities purchase agreement, pursuant to which the Company issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% and a warrant to purchase 890,995 shares of the Registrant's common stock, in exchange for the senior secured note previously issued. In accordance with APB #14, the fair value attributed to the warrants was recorded to debt discount and additional paid-in capital. The respective portion was amortized with the repayment of $258,000 on February 28, 2006. Total debt discount was $137,092 with accumulated amortization of $137,092 at June 30, 2007.

At the time of the original bridge financing closing, $92,000 in fees was released for payment and the net proceeds of $258,000 were held in escrow until the closing of the merger. On February 28, 2006, immediately subsequent to execution of the securities purchase agreement and the issuance of the senior secured convertible promissory note in exchange for the prior note, the parties executed an amendment to the Securities Purchase Agreement, extending the term of the senior secured convertible note, providing for partial repayment of that note and releasing certain pledge agreements entered into in support of that note. As a result $258,000 was released from escrow and repaid to the lender, and the Company became obligated to pay an additional $3,500 legal fee to lender's counsel and accrued interest to date on the loan. Under the terms of the amendment to the Securities Purchase Agreement executed in conjunction with the senior secured convertible promissory note, the remaining $92,000 and accrued interest was due May 29, 2006. This note is currently in default due to lack of payment of the amounts owed upon amendment and upon maturity; however, management is negotiating with lender for an additional extension. The balance outstanding was $92,000 at June 30, 2007and December 31, 2006.

The value of warrants granted during the period ended March 31, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: warrant remaining life of 5 years, a risk free interest rate of 4.50%, a dividend yield of 0% and volatility of 150%.

NOTE F - NOTES PAYABLE

A summary of promissory notes payable at June 30, 2007 and December 31, 2006 are as follows:

                                                                                                    June 30,     December 31,
                                                                                                      2007           2006
                                                                                                  -----------    -----------
Note payable, interest of 10% per term (40% per annum), prepaid, payable on August 10, 2007.
Unsecured. The Company issued 150,000 3 yr warrants at $0.25 per share as additional incentive.
Net unamortized loan discount as of June 30, 2007 and December 31, 2006 was $13,563 and $-0-,
respectively. Note is currently in default                                                        $    61,437    $        --

Notes payable, interest of -0-% per annum, payable on July 10, 2007. Unsecured.
The Company issued 800,000 3 yr warrants at $0.25 per share and repriced existing 890,995 5yr warrants (with remaining term of 3.26 years) to $0.25 per share. Net unamortized loan discount as of June 30, 2007 and December 31, 2006
was $20,833 and $-0-, respectively. Notes are currently in default                                    104,167             --

Total                                                                                                 165,604             --

Less: Current portion                                                                                (165,604)            --
                                                                                                  -----------    -----------

Long term portion:                                                                                $        --    $        --
                                                                                                  ===========    ===========

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE F - NOTES PAYABLE (continued)

In May 2007, the Company issued a promissory note for $75,000 payable August 10, 2007 with $7,500 prepaid interest for net proceeds of $67,500. In conjunction with the issuance of the promissory note, the Company issued 150,000 warrants to purchase common stock at $0.25 per share for three years from the date of issuance.

The fair value of the warrants was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend rate: -0-%; volatility:
147.30%; risk free rate: 4.64%. The determined warrants fair value of $30,435 is amortized to interest over the term of the promissory note. For the six months ended June 30, 2007 and 2006; the Company has amortized $16,872 as interest to current period expense.

 In May 2007, the Company issued promissory notes for $125,000 payable July 10, 2007 with -0-% annualized interest for net proceeds of $125,000. In conjunction with the issuance of the promissory note, the Company issued 800,000 warrants to purchase common stock at $0.25 per share for three years from the date of issuance and repriced existing 890,995 warrants held by the noteholder from $1.04 per share to $0.25 per share and maintaining the original remaining term of 3.26 years.

The fair value of the new and the repriced warrants was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend rate: -0-%; volatility: 147.30%; risk free rate: 4.64%. The determined new warrants fair value of $162,320 and the increase in fair value of the repriced warrants of $57,202 was pro rated to the net proceeds of $125,000 and is amortized to interest over the term of the promissory note. For the six months ended June 30, 2007 and 2006; the Company has amortized $104,167 as interest to current period expense.

NOTE G - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2007 and December 31, 2006 is as follows:

                                                                                                    June 30,     December 31,
                                                                                                      2007           2006
                                                                                                  -----------    -----------
Note payable accruing interest at 10% per annum, payable on October 7, 2006;
conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants at
0.87 per share as additional incentive.  Note is currently in default.                              $50,000        $50,000

Note payable accruing interest at 10% per annum, payable on October 7, 2006;
conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants at
0.87 per share as additional incentive.  Note is currently in default.                               50,000         50,000

Note payable accruing interest at 10% per annum, payable on October 31, 2006;
conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants at
0.87 per share as additional incentive. Note is currently in default.                                50,000         50,000

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE G - CONVERTIBLE NOTES PAYABLE (continued)

                                                                                                    June 30,     December 31,
                                                                                                      2007           2006
                                                                                                  -----------    -----------
Note payable accruing interest at 10% per annum, payable on December 6, 2006;
conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants at
0.87 per share as additional incentive. Note is currently in default                               $ 50,000       $ 50,000

Note payable accruing interest at 8% per annum, payable on January 17, 2007;
conversion price of $0.65 per share; as an additional incentive the Company
issued 800,000 shares of common stock. Note is currently in default.                                300,000        300,000

Note payable accruing interest at 8% per annum, payable on February 24, 2007;
conversion price of $0.25 per share; as additional incentive the Company issued
100,000 shares of common stock. Net of unamortized beneficial conversion feature of $-0- and $15,000 as of June 30, 2007 and December 31, 2006, respectively.
Note is currently in default.                                                                       100,000         85,000

Note payable accruing interest at 8% per annum, payable on February 24, 2007;
conversion price of $0.25 per share; as additional incentive the Company issued
100,000 shares of common stock. Net of unamortized beneficial conversion feature of $-0- and $15,000 as of June 30, 2007 and December 31, 2006, respectively.
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

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE G - CONVERTIBLE NOTES PAYABLE (continued)

                                                                                                    June 30,      December 31,
                                                                                                      2007            2006
                                                                                                  -----------     -----------
Note payable accruing interest at 8% per annum, payable September 15, 2007;
conversion price of $0.50 per share                                                               $    20,000     $    20,000

Note payable accruing interest at 8% per annum, payable October 5, 2007, conversion price of $0.50 per share; as an additional incentive the Company issued 13,333 shares of common stock. Net of unamortized beneficial conversion
feature of $250 and $750 as of June 30, 2007 and December 31, 2006, respectively                        4,750           4,250

Note payable accruing interest at 8% per annum, payable October 13, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 80,000 shares of common stock. Net of unamortized beneficial conversion
feature of $4,800 and $14,400 as of June 30, 2007 and December 31, 2006, respectively                  25,200          15,600

Note payable accruing interest at 8% per annum, payable October 26, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 66,667 shares of common stock. Net of unamortized beneficial conversion
feature of $8,150 and $20,400 as of June 30, 2007 and December 31, 2006, respectively.                 16,850           4,600

Note payable accruing interest at 8% per annum, payable November 1, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 66,667 shares of common stock. Net of unamortized beneficial conversion
feature of $8,300 and $20,800 as of June 30, 2007 and December 31, 2006, respectively                  16,700           4,200

Note payable accruing interest at 8% per annum, payable November 1, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 66,667 shares of common stock. Net of unamortized beneficial conversion
feature of $8,300 and $20,800 as of June 30, 2007 and December 31, 2006, respectively.                 16,700           4,200

Note payable accruing interest at 8% per annum, payable November 9, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 40,000 shares of common stock. Net of unamortized beneficial conversion
feature of $5,000 and $12,500 as of June 30, 2007 and December 31, 2006, respectively.                 10,000           2,500

Total                                                                                               1,135,200       1,050,350

Less: Current portion                                                                             $(1,135,200)    $(1,050,350)
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

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE G - CONVERTIBLE NOTES PAYABLE (continued)

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

NOTE H - NOTES PAYABLE -RELATED PARTIES

A summary of promissory notes payable to related parties at June 30, 2007 and December 31, 2006 is as follows:

                                                                                                    June 30,      December 31,
                                                                                                      2007            2006
                                                                                                  -----------     -----------
Note payable to a shareholder, principal and interest note of $6,000 payable on December 31,       $ 12,000        $ 12,000
2005, extended to March 31, 2006; management is negotiating an additional extension

Note payable to a shareholder, principal and interest of $7,500, payable on December 31,
2005, extended to December 31, 2006: management is negotiating an additional extension               15,000          15,000

Note payable to a shareholder, principal and interest of $5,000, payable on December 31,
2005, extended to March 31, 2006; management is negotiating an additional extension                  10,000          10,000

Note payable to a shareholder, principal and interest of $1,000, payable on December 31,
2005, extended to June 30, 2006                                                                       2,000           2,000
                                                                                                   --------        --------

Total                                                                                                39,000          39,000

Less: current portion                                                                               (39,000)        (39,000)
                                                                                                   --------        --------

Long term portion                                                                                  $     --        $     --
                                                                                                   ========        ========

NOTE I - CAPITAL STOCK

The Company is authorized to issue 3,000,000 shares of preferred stock with par value $.001 per share, 100,000,000 shares of common stock with par value of $.001 per share.

The Company had 16,492,258 shares and 15,372,258 shares of common stock issued and outstanding at June 30, 2007 and December 31, 2006 respectively. As of June 30, 2007 and December 31, 2006 the Company had no preferred stock issued and outstanding.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE I - CAPITAL STOCK (continued)

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

In November 2006, the Company issued 173,334 shares towards debt issuance costs. The shares were valued at $86,667 or $0.50 per share

In May 2007, the Company issued 600,000 shares to consultants in exchange for services valued at $150,000. The shares issued were valued at approximately $0.25 per share. Consulting services of $150,000 was charged to operations relating to this issue

In May 2007, the Company issued 500,000 shares as payment towards a $2,000,000 nine month "Guaranty Agreement" (See Note M below). The payment was valued at $0.25 for a total of $100,000 and changed to current period operations.

NOTE J - OPTIONS AND WARRANTS

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

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE J - OPTIONS AND WARRANTS (continued)

                            Warrants                                                          Warrants
                           Outstanding                                                      Exercisable
                         (as of 6/30/07)                                                  (as of 6/30/07)
                                              Weighted Average                                                  Weighted Average
                                                 Remaining                                                          Exercise
                             Number           Contractual Life      Weighted Average           Number           Contractual Life
  Exercise Prices          Outstanding            (Years)            Exercise Price         Exercisable              (Years)
  ---------------          -----------            -------            --------------         -----------              -------
       $0.87                1,808,307               2.75                 $0.87               1,808,307                2.75
        0.87                  518,077               3.25                  0.87                 518,077                3.25
        0.25                1,840,995               2.99                  0.25               1,840,995                2.99
                            ---------                                                        ---------
                            4,167,379               2.92                                     4,167,379                2.92

Transactions involving warrants are summarized as follows:

-----------------------------------------------------------------------------------------
                                                         Number of       Weighted Average
                                                          Warrants       Price Per Share

Outstanding at January 25, 2005 (date of inception)             --           $      --
Granted                                                  2,291,384                0.87
Exercised                                                       --                  --
Canceled or expired                                             --                  --
Outstanding at December 31, 2005                         2,291,384           $    0.87
Granted                                                    925,995                1.03
Exercised                                                       --                  --
Canceled or expired                                             --                  --
Outstanding at December 31, 2006                         3,217,379           $    0.92
Granted                                                    950,000                0.25
Exercised                                                       --                  --
Canceled or expired                                             --                  --
Outstanding at June 30, 2007                             4,167,379           $    0.60
-----------------------------------------------------------------------------------------

The Company did not grant any compensatory warrants to employees during the six month period ended June 30, 2007 and 2006. Compensation expense of $0 was charged to operations for the six month period ended June 30, 2007 and 2006.

Stock Option Plan

In April 2005, FIIC, Inc. adopted the FIIC 2005 Stock Option, Deferred Stock and Restricted Stock Plan, which was assumed by the Company as part of the Merger. As of June 30, 2007 and December 31, 2006, no options or stock awards have been granted under the Plan.

NOTE K - RELATED PARTY TRANSACTIONS

The Company has received unsecured, non-interest bearing advances from a related parties totally $147,500 (including $100,000 for the license fee - refer to note
D). Of this amount, $6,095 remains unpaid as of June 30, 2007 and December 31, 2006.

The Company has expensed consulting fees of an aggregate of $137,000 for seven individuals who are directors and/or officers who are intended to serve as key personnel. As of June 30, 2007 and December 31, 2006, there remains $461,690 and $346,854 respectively unpaid and included in accounts payable and accrued expenses.

Effective February 1, 2005, the Company entered into a sublease agreement with a related party for office space and overhead expenses at $5,000 per month. As of June 30, 2007 and December 31, 2006, there remains $95,000 and $65,000 respectively unpaid and included in accounts payable and accrued expenses arising from this sublease agreement.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE L - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In February 1, 2005, the Company entered into a sublease agreement with a related party for office space and overhead expenses on month to month basis at $5,000 per month. Total lease rental expense for the six months ended June 30, 2007 and 2006, was $30,000.

Employment and Consulting Agreements

As of June 30, 2007, the efforts of the Company's named executive officers, directors and key personnel have been primarily for no, nominal and/or deferred compensation. On February 7, 2006, FIIC executed a written consulting agreement with Chief Executive Officer, James France, documenting his consulting arrangement and confirming the continuance of such arrangement until such time as the Company has sufficient funds to formalize the terms of and execute an employment agreement with Mr. France. The Company intends to enter formal employment agreements with all of its executive officers and key personnel as it seeks to license and launch its insurance operations.

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of June 30, 2007.

NOTE M - GUARANTY AGREEMENT

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

As part of the issuance costs, the Company issued 500,000 shares of its common stock.

NOTE N - SUBSEQUENT EVENTS

In July 2007, the Company began offering a private placement of its common stock at a gross sales price of $0.25 per share for a maximum of 6,000,000 shares. The proceeds of which to be held in escrow until a) a minimum of $1,500,000 in proceeds as been received and b) the Company enters into a $2,000,000 nine month personal guaranty of an existing shareholder for 500,000 shares of common stock and 500,000 warrants to purchase the Company's common stock at $0.20 per share for five years. The Company completed the personal guaranty with the issuance of the 500,000 shares of its common stock only. As of August 19, 2007, the Company has in escrow $550,000 relating to the private placement.

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

The following discussion of our financial condition and results of operations as of June 30, 2007 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms "FIIC," "we," "us," and "our" refer to FIIC, Inc. and FIIC Holdings, Inc.

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

Overview

Since our incorporation in January 2005, we have generated no revenue and have had only start-up operations. Upon receipt of the necessary governmental approvals and licenses and establishment of its planned insurance subsidiaries, we plan to introduce an insurance product to insure third-party investors in new and existing businesses which meet its underwriting criteria. These planned insurance subsidiaries include: FIIC Risk Retention Group ("FIIC RRG"), to underwrite and issue insurance policies; Federated Insurance Captive, an agency captive insurance company providing reinsurance ("FIC"); and Federated Group Agency ("FGA"), a master group agency providing operational services. We anticipate receipt of the necessary licenses from the Washington, D.C. Department of Insurance, Securities and Banking ("D.C. DISB") and from one state, likely Ohio, during the second half of 2007; receipt of such licenses has been delayed due to limited cash flow, the time and expense needed to complete the Merger and subsequent restatement of our financial statements as of December 31, 2005. Until such time, all start-up costs, such as the Regulatory Reserves requirements and initial Operations working capital for establishment of these entities, any operational expenses, and other requirements will be funded by a combination of debt and equity financing and continued through June 30, 2007.

Plan of Operation

Since our inception we have dedicated our efforts to implementation of a start-up plan intended to secure the financing, governmental approvals, and management team necessary for launch of our planned insurance operations. The key components of this plan are the execution of a license arrangement for use of the FIIC Database Content and Technology upon which FIIC's underwriting and marketing functions will rely, completion of a merger with a public company, the completion of bridge financing and private placement through AIS Financial, Inc., and the formation and licensing of FIIC's planned insurance entities. If we are able to complete these steps in the second half 2007, we would be enabled to launch our insurance operations and to generate initial revenues late in the second half of 2007. However, there are many factors that may influence our ability to achieve this timeline, as discussed in detail in the "Risk Factors" included in our Annual Report on Form 10-KSB for the years ended December 31, 2006 and December 31, 2005 and the "Updates to Risk Factors" below.

Start-Up Plan

      Licensing of FIIC Database Content and Technology

On March 17, 2005, FIIC entered into a Database Access and Content License, Hosting and Support Agreement with FIIC Research and Development, LLC ("FIIC LLC"); the parties amended this agreement on November 7, 2005, in relation to the receipt of certain bridge financing from Oceanus Value Fund, L.P. (the "Bridge Financing"). FIIC LLC developed the FIIC Database Content and Technology, including an extensive database of insurance underwriting data and standards for use in connection with insurance policies that insure investors against the risk of the loss of capital in certain business entities, specially-designed supporting software applications, and technology and database-specific workflow definitions, decision processes and models for managing such applications and utilizing the database and its contents. The license agreement provides us an exclusive and perpetual license to access and use the FIIC Database Content and Technology to obtain the underwriting data, standards and other information for the purpose of underwriting its Investor Protection policies. We also have the right to grant nonexclusive sublicenses to third parties involved in underwriting Investor Protection policies, while FIIC LLC is obligated to continue to host, maintain and augment the FIIC Database Content and Technology. In consideration for the license, FIIC issued to FIIC LLC 9,792,000 shares of its common stock, 5- year warrants to purchase 1,808,307 shares of its common stock at an exercise price of $0.87 per share and became obligated to pay a $100,000 fee. In April 2006, the Company issued 127,000 shares to a current director and shareholder valued at $0.001 per share, to correct a mathematical error in the calculation of shares owed to this individual as a member of FIIC Research & Development LLC pursuant to that license agreement. The total licensing fee of $109,919 was expensed prior to June 30, 2006, but $6,095 of the balance remained payable to FIIC LLC as of June 30, 2007.

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

      Bridge Financing and Private Placement

We engaged in a Bridge Financing and planned a Private Placement through AIS Financial, Inc., as described below, to provide the initial funds necessary to establish the working capital reserves with the D.C. DISB in conjunction with the formation and licensing of our planned insurance entities. Although we received funding from the Bridge Financing, we have ultimately not relied on this transaction to fund our operational activities as originally anticipated. However, we continue to anticipate receipt of significant funding from the planned currently active Private Placement. An escrow agreement was entered into with City National Bank and currently $550,000 has been received out of a planned $1.5 million current offering. In September 30, 2006, we estimate that the Bridge Financing, as amended, cost us approximately $120,000 in legal, accounting, consulting and other related fees and expenses. Beginning in May 2007 we entered into additional bridge loans totaling $210,000. In addition, we anticipate that the Private Placement will cost us approximately $250,000 in such expenses and commissions.

      Bridge Financing

In August 2005, FIIC, Inc. entered a consulting agreement with Bridgewater Capital Corporation ("Bridgewater") for general business advisory and consulting services, including assisting FIIC, Inc. to locate and secure bridge financing. Subsequently, Bridgewater introduced FIIC, Inc. to Oceanus Value Fund, L.P. ("Oceanus") and assisted in bridge financing negotiations. In November 2005, FIIC, Inc. executed a note purchase agreement with Oceanus under which it issued a $350,000 Senior Secured Promissory Note bearing annual interest at 12%. On February 28, 2006, concurrent with the closing of the Merger, we entered into a securities purchase agreement with Oceanus, pursuant to which we issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% and a warrant to purchase 890,995 shares of the Registrant's common stock, in exchange for the senior secured note previously issued to FIIC, Inc. in November 2005. We refer collectively to the issuance of these notes and warrants as the Bridge Financing. Immediately subsequent to execution of the securities purchase agreement and the issuance of the senior secured convertible note in February 2006, the parties also executed an amendment to the securities purchase agreement, extending the term of the convertible note to May 29, 2006, providing for partial repayment of the note and releasing certain pledge agreements entered into in support of the note. On September 1, 2006, the parties executed a second amendment to the securities purchase agreement and convertible note, further extending the maturity date of the convertible note to September 30, 2006. The other terms and conditions of the note and the security and guaranty associated with it are described in greater detail in our Current Report on Form 8-K/A filed on June 6, 2006 with the SEC. As of May 8, 2007, we had not paid the pending principal balance of $92,000 or accrued interest of $9,255.45 and were in default, an extension was entered into amended Oceanus Note to July 10, 2007, in consideration of a warrant exercise price reduction to $.05. Previously, on November 1, 2006, we executed a further amendment to the securities purchase agreement convertible extending the term of the convertible note to December 31, 2006.

      Private Placement

As previously described in our Current Report on Form 8-K/A filed on June 6, 2006 with the SEC, we had engaged a placement agent in connection with a planned private placement (the "Private Placement") of our common stock. Although originally intended to be conducted concurrent with the merger process, FIIC only recently launched the Private Placement due to ongoing negotiations with the Placement Agent. When completed, we anticipate that the net proceeds from the Private Placement will be used to repay some outstanding short-term debt and to fund the Regulatory Reserves working capital and Operations working capital required to obtain a license from the Washington, D.C. Department of Insurance, Securities and Banking, in support of our planned application to establish a Risk Retention Group, or RRG. We must successfully establish an RRG and obtain a license for the RRG before launching our insurance operations. Funds received beyond those needed to repay debt and fund the Regulatory Reserves working capital, if any, will be used for general corporate purposes, including general and necessary operations working capital, marketing and expanding our technical employee base.

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

      Capital Resources and Liquidity

To date, we have primarily obtained financing for our Merger and other aspects of the Plan of Operation presented above via debt financing. Most recently, in May 2007, we borrowed $150,000 of funds from an existing shareholder via a convertible note. As of June 30, 2007, we owe $75,000 in principal under demand notes from certain stockholders and another $1,370,000 in principal under convertible notes, as compared to $39,000 in demand notes as of March 31, 2007. We anticipate that additional funds will become available to FIIC in subsequent debt financings and through the planned Private Placement, to fund our planned launch and growth of operations over the coming twelve months.

As of June 30, 2007, we had cash and cash equivalents and restricted cash of $196 and current liabilities of $2,636,585 as compared to cash and cash equivalents of $89,519 and current liabilities of $1,742,923 as of June 30, 2006. As of June 30, 2007, we had an accumulated operating deficit of $5,687,116, as compared to the accumulated operating deficit of $3,344,306 as of June 30, 2006. This deficit has continued to increase in the subsequent months, and will continue to do so at least until our insurance entities become fully licensed and operational. Subsequent to December 31, 2006 the registrant has commenced a Private Placement for $1,500,000 of its common stock and entered in to a Standby $2,000,000 Guaranty. The proceeds from the PPM and the Guaranty will be used to meet its working capital and licensing requirements.

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

      Debt Repayment

To the extent possible, we will defer repayment of all outstanding debt obligations until receipt of net proceeds from either the planned Private Placement or an equivalent round of financing. To the extent some amount of principal or interest is to be repaid prior to such financing, we are relying on the net proceeds from our recent convertible note issuances. Our management believes that a majority, if not all, of our currently outstanding convertible notes as of June 30, 2007, in the aggregate principal amount of $1,262,000 will convert into equity upon maturity and thus not require repayment; if such conversion were to occur we would issue over time at least 2,693,538 shares of our common stock, not including any shares issuable upon conversion of accrued interest.

For the three months ended June 30, 2007, net interest expense related to outstanding debt was $180,188, as compared to $114,844 for three month period ending June 30, 2006.

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

For the three months ending June 30, 2007, our total operating expenses were $503,763, as compared to $349,084 for three month period ending June 30, 2006. Operating expenses for the three months ending June 30, 2007, consisted of $502,827 of general and administrative expenses and $937 of depreciation. The period-to-period decrease reflects our initial start-up costs and costs associated with the launch of the merger process. We anticipate that general and administrative expenses will grow in coming periods as we establish our operating entities and launch our operations. During the three month period ending June 30, 2007, we incurred other (non-operating) expenses of $264,633, as compared to $322,939 of other expenses for the three months ending June 30, 2006. Interest expense was $180,188 and $114,844 and debt issuance costs were $84,445 and $208,095 for the three months ending June 30, 2007 and 2006 respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Employees

As of June 30, 2007, the efforts of FIIC's named executive officers, independent outside directors and key personnel have been primarily for no, nominal and/or deferred compensation. Prior to February 7, 2006, we had not entered any employment or other long-term compensation agreements with our executive officers or other key personnel. We intend to enter formal employment agreements with all of our executive officers and key personnel as we formally process licensure and launch our insurance operations. However, on February 7, 2006, FIIC, Inc. executed a written consulting agreement with Jim France documenting his consulting arrangement and confirming the continuance of such arrangement until such time as FIIC, Inc. had sufficient funds to formalize the terms of and execute an employment agreement with Mr. France; FIIC Holdings, Inc. assumed this consulting arrangement as a result of the merger process. It is anticipated that the terms of all FIIC employment agreements with its officers will provide for cash and equity compensation at an appropriate level for a start-up company, but also recognize the professional experience and forms of expertise each individual brings to FIIC's business. It is also anticipated that employment agreements with officers and other key personnel will include provisions setting forth any severance arrangements, as well as confidentiality and non-competition clauses.

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

As of June 30, 2007, we had an accumulated deficit of approximately $5,687,116. We expect to continue to incur losses over at least the next year, and the amount of future losses is uncertain. Our ability to generate revenue and become profitable will depend on obtaining and maintaining regulatory approvals in the U.S., achieving market acceptance for our Investor Protection policies and related services and successfully executing our business plan. Sales of our Investor Protection policies cannot begin until our insurance entities receive all necessary regulatory approvals. If we fail to generate significant revenues from commercial sales of such investor protection policies, fail to obtain necessary regulatory approvals, or if revenues fail to grow at a pace rapid enough to offset anticipated increases in expenses, we may never achieve profitability.

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

Disruption or termination of our agreement with FIIC LLC could delay or suspend our overall efforts to create a market for our Investor Protection policies. The loss of the license or FIIC LLC's failure to maintain the licensed technology and data could require us to cease providing products or services using such licensed technology, which would likely result in a significant loss of revenue for our business. In consideration for the license, we issued to shares of our common stock, 5-year warrants to purchase shares of our common stock and became obligated to pay a $100,000 cash fee. As of June 30, 2006, the entire licensing fee had been expensed, but as of June 30, 2007 we still owe FIIC LLC $6,095.

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

As a result of the Bridge Financing, as defined and discussed in detail under "Bridge Financing and Private Placement" under Item 2 herein, Oceanus holds a senior secured convertible promissory note convertible into shares of our common stock at any time (the "Oceanus Note"), including accrued and unpaid interest, and a warrant to purchase additional shares of our common stock. Immediately subsequent to execution of the securities purchase agreement and the Oceanus note, the parties executed an amendment to the securities purchase agreement, extending the term of the Oceanus Note, providing for partial repayment of the Oceanus Note and releasing certain pledge agreements entered into in support of the Oceanus Note. On September 1, 2006, the parties executed a second amendment to the securities purchase agreement and convertible note, further extending the maturity date of the convertible note to September 30, 2006. As of June 30, 2007, we were in default on the amended Oceanus Note, as we had not paid the pending principal balance of $92,000, nor accrued interest of $14,730. On November 1, 2006, we executed a further amendment to the securities purchase agreement convertible extending the term of the convertible note to December 31, 2006.

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


Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-QSB, our Chief Executive Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule
13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer concluded that as of the end of the period covered by this report on Form 10-QSB, our disclosure controls and procedures were effective in timely recording, processing, summarizing and reporting material information relating to FIIC Holdings, Inc. required to be included in our Exchange Act filings.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting for that period.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

Refer to Note L of Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Registrant did not make any other sales of unregistered securities of the Registrant during the three-months ended June 30, 2007, other than as previously reported in on Form 8-K filed with the SEC on May 5, 2006 and our Annual Report on Form 10-KSB for the period ended December 31, 2006, filed with the SEC on May 17, 2007.

Item 3.  Defaults Upon Senior Securities

As previously reported on a Current Report on Form 8-K/A filed with the SEC on June 6, 2006, and as discussed under Part I - Item 2, "Bridge Financing and Private Placement" above, in February, 2006, the Registrant entered into a securities purchase agreement with Oceanus Value Fund, L.P. ("Oceanus"), pursuant to which we issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% (the "Oceanus Note") and a warrant to purchase 890,995 shares of the Registrant's common stock (the "Oceanus Warrant"). Immediately subsequent to execution of the securities purchase agreement and the issuance of the Oceanus Note, the parties executed an amendment to the securities purchase agreement, extending the term of the Oceanus Note, providing for partial repayment of the Oceanus Note and releasing certain pledge agreements entered into in support of the Oceanus Note. A legal fee of $3,500 associated with the amendment, and accrued interest through February 28, 2006 was due and payable immediately on February 28, 2006. The legal fee of $3,500 was paid on June 19, 2006. However, the principal balance of $92,000 on the amended Oceanus Note was due and payable May 29, 2006, and amended to December 31,2006. As the Registrant has not paid the pending principal, nor the accrued interest of $14,730, it remains currently in default under the terms of the amended Oceanus Note. The Registrant remains in negotiations with Oceanus to extend or otherwise restructure the terms of the Oceanus Note.

Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended June 30, 2007.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

 Exhibit                                     Item
----------        -------------------------------------------------------------

   31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

   32.1           Certification of Chief Executive Officer
                  pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FIIC HOLDINGS, INC.


Date: August 20, 2007                 By: /s/ James W. France
                                          -----------------------
                                          James W. France
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                                  EXHIBIT INDEX


 Exhibit                                     Item
----------        --------------------------------------------------------------

   31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002



   32.1           Certification of Chief Executive Officer
                  pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002