Form 10QSB
period 2007-09-30
FIIC HOLDINGS
filed 2007-11-14
CIK 1077720

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

                         PO Box 369, Powell, Ohio, 43065
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (614) 582-3482
                           ---------------------------
                           (Issuer's telephone number)

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

As of November 13, 2007, there were 19,213,924 shares issued and outstanding of the registrant's common stock.

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

                                      INDEX

                                                                           Page
                                                                           ----


PART I.  FINANCIAL INFORMATION                                               F-3

Item 1.  Condensed Consolidated Financial Statements                         F-3

        Balance Sheet as of September 30, 2007 (unaudited) and
        December 31, 2006                                                    F-3

        Statement of Losses (unaudited) for the three and nine months ended September 30, 2007 and 2006 and for the period from January 25, 2005
        (Inception) through September 30, 2007                               F-4

        Statement of Changes in Stockholders' Equity (unaudited) for the
        period from January 25, 2005 (Inception) to September 30, 2007       F-5

        Statement of Cash Flows (unaudited) for the nine months ended
        September 30, 2007 and 2006 and for the period from January 25, 2005
        (Inception) through September 30, 2007                               F-6

        Notes to Condensed Consolidated Financial Statements
        (unaudited)                                                  F-7 to F-18

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

Item 5.  Other Information                                                   I-1

Item 6.  Exhibits                                                            I-1

Signatures                                                                   I-2

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                (Unaudited)
                                                                               September 30,   December 31,
                                                                                    2007           2006
                                                                                    ----           ----
                                     ASSETS
Current assets:
Cash and cash equivalents                                                       $       130    $        --
Prepaid expenses and deposits                                                         1,609          4,849
Restricted cash                                                                          60             60
                                                                                -----------    -----------
Total current assets                                                                  1,799          4,909
                                                                                -----------    -----------

Property, plant and equipment, net of accumulated depreciation of $6,244 and
  $3,434 at September 30, 2007 and December 31, 2006, respectively (Note C)           4,996          7,806
                                                                                -----------    -----------

Other assets:

Loan fees, net of accumulated amortization of $1,314,145 and $859,723 at
  September 30, 2007 and December 31, 2006, respectively                            438,800        317,222
                                                                                -----------    -----------
Total other assets                                                                  438,800        317,222
                                                                                -----------    -----------

Total assets                                                                    $   445,595    $   329,937
                                                                                ===========    ===========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft                                                                  $        --    $    16,162
Accounts payable and accrued expenses                                             1,298,044        987,723
Notes payable, bridge loan (Note E)                                                  92,000         92,000
Notes payable, short term (Note F)                                                  200,000             --
Notes payable-convertible (Note G)                                                1,282,625      1,050,350
Notes payable-related parties (Note H)                                               39,000         39,000
                                                                                -----------    -----------
Total current liabilities                                                         2,911,669      2,185,235
                                                                                -----------    -----------

Commitments and contingencies (Note L)

Deficiency in stockholders' equity
Preferred stock, $0.001 par value: 3,000,000 shares authorized, 0 issued and
  outstanding                                                                            --             --
Common stock, $0.001 par value: 100,000,000 shares authorized; 19,213,924 and
  15,372,258 shares issued and outstanding as of September 30, 2007 and
  December 31, 2006 respectively                                                     19,214         15,372
Additional paid in capital                                                        3,755,853      2,667,844
Deficit accumulated during development stage                                     (6,241,141)    (4,538,514)
                                                                                -----------    -----------
Total deficiency in stockholders' equity                                         (2,466,074)    (1,855,298)
                                                                                -----------    -----------
Total liabilities and deficiency in stockholders' equity                        $   445,595    $   329,937
                                                                                ===========    ===========

See the accompanying footnotes to the unaudited condensed consolidated financial information

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                   (unaudited)

                                                                                                            For the period
                                                                                                           January 25, 2005
                                                                                                          (date of inception)
                                   Three months ended September 30,    Nine months ended September 30,         through
                                          2007            2006               2007            2006         September 30, 2007
                                   --------------------------------    -------------------------------    -------------------
Operating expenses:
General and administrative           $    263,206    $    229,208       $    883,021    $  1,327,042         $ 3,310,020
Depreciation                                  937             937              2,810           2,498               6,244
                                     ------------    ------------       ------------    ------------         -----------
Total operating expenses                  264,143         230,145            885,831       1,329,540           3,316,264

Other expenses:
Interest expense, net                      96,572         126,558            362,374         411,506             884,756
Debt issuance costs                       193,311         236,061            454,422         869,985           1,738,922
Acquisition costs (Note B)                     --              --                 --         301,199             301,199
                                     ------------    ------------       ------------    ------------         -----------
Total other expenses                      289,883         362,619            816,796       1,582,690           2,924,877

Net (loss) before provision for
   income taxes                          (554,026)       (592,764)        (1,702,627)     (2,912,230)         (6,241,141)

Provision for income taxes                     --              --                 --              --                  --
                                     ------------    ------------       ------------    ------------         -----------

NET LOSS                             $   (554,026)   $   (592,764)      $ (1,702,627)   $ (2,912,230)        $(6,241,141)
                                     ============    ============       ============    ============         ===========

Loss per common share (basic and
   assuming dilution)                $      (0.03)   $      (0.04)      $      (0.10)   $      (0.21)
                                     ============    ============       ============    ============

Weighted average common shares
   outstanding (basic and diluted)     17,168,109      14,995,446         16,292,508      13,979,911
                                     ============    ============       ============    ============

See the accompanying footnotes to the unaudited condensed consolidated financial information

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
 FOR THE PERIOD JANUARY 25, 2005 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007
                                   (unaudited)

                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                                                                   Additional      During      Deficiency in
                                                             Common       Stock      Paid in     Development   Stockholders'
                                                             Shares      Amount      Capital        Stage         Equity
                                                             ------      ------      -------        -----         ------
Balance, January 25, 2005 (Date of Inception)                      --   $    --   $       --    $        --     $        --
Common stock issued to founder in February, 2005 at
    $0.001 per share (par value)                                    1        --        1,000             --           1,000
Common stock issued in March, 2005 in exchange for
    licensing agreement at $0.001 per share (par value)     9,792,000     9,792           --             --           9,792
Common stock issued in September,  2005 for services
    rendered at $0.50 per share                               400,000       400      199,600             --         200,000
Common stock issued in November, 2005 for debt
    issuance costs at $0.50 per share                         651,376       651      325,037             --         325,688
Value attributed to 460,000 5 year warrants at $0.87
    per share issued in October, 2005 as additional
    incentive to lender                                            --        --       91,084             --          91,084
Value attributed to 23,077 5 year warrants at $0.87
    per share issued in December, 2005 as additional
    incentive to lender                                            --        --       10,278             --          10,278
Net loss-December 31, 2005                                         --        --           --     (1,024,840)     (1,024,840)
                                                           ----------   -------   ----------    -----------     -----------
Balance, January 1, 2006:                                  10,843,377    10,843      626,999     (1,024,840)       (386,998)
Common stock issued in January, 2006 for debt issuance
    costs at $0.50 per share                                  200,000       200       99,800             --         100,000
Common stock issued in February, 2006 at merger at
    $0.001 per share (par value)                            1,198,547     1,199           --             --           1,199
Common stock issued in February, 2006 for services
    rendered at $0.50 per share                               825,000       825      411,675             --         412,500
Common stock issued in February, 2006 for debt
    issuance costs at $0.50 per share                         800,000       800      399,200             --         400,000
Beneficial conversion feature of convertible debentures            --        --      289,700             --         289,700
Value attributed to 35,000 5 year warrants at
    $0.87 per share issued in February, 2006 as debt
    issuance cost                                                  --        --       15,589             --          15,589
Value attributed to 890,995 5 year warrants at
    $1.04 per share issued in February, 2006 as debt
    issuance cost                                                  --        --      137,092             --         137,092
Common stock issued to founder in April, 2006 at
    $0.001 per share (par value)                              127,000       127           --             --             127
Common issued in April, 2006 for services rendered at
    $0.50 per share                                           125,000       125       62,375             --          62,500
Common stock issued in May, 2006 for debt issuance
    costs at $0.50 per share                                  866,667       866      432,467             --         433,333
Common stock issued in September, 2006 for debt
    issuance costs at $0.50 per share                          53,333        54       26,613             --          26,667
Common stock issued in October, 2006 for debt issuance
    costs at $0.50 per share                                  160,000       160       79,840             --          80,000
Common stock issued in November, 2006 for debt
    issuance costs at $0.50 per share                         173,334       173       86,494             --          86,667
Net Loss                                                           --        --           --     (3,513,674)     (3,513,674)
                                                           ----------   -------   ----------    -----------     -----------
Balance-December 31, 2006                                  15,372,258    15,372    2,667,844     (4,538,514)     (1,855,298)
Common stock issued in April 2007 for services
    rendered at $0.25 per share                             1,100,000     1,100      273,900             --         275,000
Value attributed to 950,000 3 year warrants at $0.25
    per share issued in May 2007 as debt issuance cost             --        --      122,863             --         122,863
Value attributed to repricing of 890,995 5 year
    warrants issued in February 2006 from $1.04 per
    share to $0.25 per share as debt issuance cost                 --        --       32,571             --          32,571
Sale of common stock at $0.25 per share                        20,000        20        4,980             --           5,000
Common stock issued in August 2007 for services
    rendered at $0.25 per share                               321,666       322       80,095             --          80,417
Common stock issued September 2007 for debt issuance
    costs at $0.24 per share                                2,400,000     2,400      573,600             --         576,000
Net Loss                                                           --        --           --     (1,702,627)     (1,702,627)
                                                           ----------   -------   ----------    -----------     -----------
Balance-September  30, 2007                                19,213,924   $19,214   $3,755,853    $(6,241,141)    $(2,466,074)
                                                           ==========   =======   ==========    ===========     ===========

See the accompanying footnotes to the unaudited condensed consolidated financial information

                               FIIC HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                             For the period
                                                                                                            January 25, 2005
                                                                                                           (date of inception)
                                                                        Nine months ended September 30,   Through September 30,
                                                                            2007              2006                2007
                                                                            ----              ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                              $(1,702,627)      $(2,912,230)        $(6,241,141)
Adjustments to reconcile net (loss) to cash used in
   operating activities:
Depreciation                                                                  2,810             2,498               6,244
Common stock issued for services rendered                                   355,417           475,127           1,031,544
Acquisition costs                                                                --           301,199             301,199
Amortization of debt discount for convertible
   debentures and warrants                                                  267,710           310,404             665,936
Amortization of debt issuance costs                                         454,422           871,139           1,738,920
(Increase) decrease in:
Prepaid expenses and deposits                                                10,740            62,491             115,683
Increase (decrease) in:
Cash overdraft                                                              (16,162)               --                  --
Due to related parties                                                           --                --             104,977
Accounts payable and other accrued expenses                                 310,321           254,524             993,068
                                                                        -----------       -----------         -----------
Net cash used in operations                                                (317,370)         (634,848)         (1,283,570)
                                                                        -----------       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from restricted cash                                                --           257,940                 (60)
Cash paid for acquisition                                                        --          (200,000)           (200,000)
Acquisition of fixed assets                                                      --           (11,240)            (11,240)
                                                                        -----------       -----------         -----------
Net cash provided by (used in) investing activities                              --            46,700            (211,300)
                                                                        -----------       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                                            5,000                --               5,000
Proceeds from notes payable-related parties                                      --                --              44,000
Proceeds from notes payable, net of repayments                              312,500           587,000           1,446,000
                                                                        -----------       -----------         -----------
Net cash  provided by financing activities                                  317,500           587,000           1,495,000
                                                                        -----------       -----------         -----------

Increase (decrease) in cash and cash equivalents                                130            (1,148)                130
Cash and cash equivalents beginning of the period                                --             1,714                  --
                                                                        -----------       -----------         -----------
Cash and cash equivalents end of the period                             $       130       $       566         $       130
                                                                        ===========       ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest                                    $        --       $        --         $        --
                                                                        ===========       ===========         ===========
Cash paid during period for taxes                                       $        --       $        --         $        --
                                                                        ===========       ===========         ===========
Non-cash financing and investing activities:
Common stock issued in exchange for services                            $   355,417       $   475,127         $ 1,031,544
                                                                        ===========       ===========         ===========
Shares issued for debt issuance costs                                   $   576,000       $   500,000         $ 2,028,355
                                                                        ===========       ===========         ===========
Beneficial conversion feature of convertible notes-warrants             $        --       $   137,092         $   228,176
                                                                        ===========       ===========         ===========
Beneficial conversion feature of convertible notes                      $        --       $   180,000         $   180,000
                                                                        ===========       ===========         ===========
Value of warrants issued for debt issuance costs                        $   122,863       $    15,589         $   138,452
                                                                        ===========       ===========         ===========
Value of repricing of warrants for debt issuance costs                  $    32,571       $        --         $    32,571
                                                                        ===========       ===========         ===========
Acquisitions:
Common stock retained                                                   $        --       $     1,199         $     1,199
                                                                        ===========       ===========         ===========
Assets acquired                                                                  --                --                  --
                                                                        ===========       ===========         ===========
Liabilities assumed                                                              --            86,448              86,448
                                                                        ===========       ===========         ===========
Expenses relating to acquisition                                                 --            13,552              13,552
                                                                        ===========       ===========         ===========
Cash paid                                                                        --           200,000             200,000
                                                                        ===========       ===========         ===========
Total acquisition paid/acquisition cost                                 $        --       $   301,199         $   301,199
                                                                        ===========       ===========         ===========

See the accompanying footnotes to the unaudited condensed consolidated financial information

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007, or for any other period. These unaudited condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2006.

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

To date the Company has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2007, the Company has accumulated losses of $6,241,141. Also, at September 30, 2007, its current liabilities exceeded current assets by $2,909,870.

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

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the nine month period ended September 30, 2007 and 2006, respectively.

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for the nine month period ending September 30, 2007 and 2006 was $0, net of tax effect.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

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

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2007
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

NOTE C - PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30, 2007 and December 31, 2006 consist of the followings:

                                                    September 30,   December 31,
                                                         2007           2006
                                                    ------------   ------------

Computer equipment and furniture                    $     11,240   $     11,240
Less: accumulated depreciation and amortization           (6,244)        (3,434)
                                                    ------------   ------------

Net property and equipment                          $      4,996   $      7,806
                                                    ============   ============


Depreciation and amortization expense was $2,810 and $2,498 for the nine months ended September 30, 2007 and 2006, respectively.

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

As consideration for the license agreement in March 2005, FIIC, Inc. issued to the Licensor 9,792,000 shares of its common stock (total par value $9,792) and issued warrants to purchase an additional 1,808,307 shares of its common stock at an exercise price of $.87 per share. Such warrants will expire five years after the date of issuance. The shares and warrants issued in relation to the license agreement were subsequently distributed by the Licensor to its members, and exchanged for shares of NBYS in the Merger. As further consideration for the license agreement, the Company also agreed to pay $100,000 in cash to the Licensor. The total licensing fee of $109,792 was expensed as of September 30, 2007; $6,095 of the balance remains payable as of September 30, 2007.

Additionally, pursuant to the license agreement, the Company shall pay the Licensor 3% of net premiums for Hosting and Support services on a quarterly basis.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE E - BRIDGE LOAN PAYABLE

A summary of bridge loan notes payable at September 30, 2007 and December 31, 2006 is as follows:

                                                                         September 30,   December 31,
                                                                             2007            2006
                                                                         ------------    ------------
Senior secured convertible note payable, exchanged from senior secured   $     92,000    $     92,000
   promissory note after closing of merger in February 2006
Less: current portion                                                         (92,000)        (92,000)
                                                                         ------------    ------------
Long term portion                                                        $         --    $         --
                                                                         ============    ============

On November 29, 2005, FIIC, Inc. engaged in a bridge financing transaction in which it issued a $350,000 senior secured promissory note, exchangeable upon the closing of the Merger for a senior secured convertible promissory note, convertible into the Company's common stock at any time at a rate of $1.00 per share, including accrued and unpaid interest. On February 28, 2006, concurrent with the closing of the Merger, the Company entered into a securities purchase agreement, pursuant to which the Company issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% and a warrant to purchase 890,995 shares of the Registrant's common stock, in exchange for the senior secured note previously issued. In accordance with APB #14, the fair value attributed to the warrants was recorded to debt discount and additional paid-in capital. The respective portion was amortized with the repayment of $258,000 on February 28, 2006. Total debt discount was $137,092 with accumulated amortization of $137,092 at September 30, 2007.

At the time of the original bridge financing closing, $92,000 in fees was released for payment and the net proceeds of $258,000 were held in escrow until the closing of the merger. On February 28, 2006, immediately subsequent to execution of the securities purchase agreement and the issuance of the senior secured convertible promissory note in exchange for the prior note, the parties executed an amendment to the Securities Purchase Agreement, extending the term of the senior secured convertible note, providing for partial repayment of that note and releasing certain pledge agreements entered into in support of that note. As a result $258,000 was released from escrow and repaid to the lender, and the Company became obligated to pay an additional $3,500 legal fee to lender's counsel and accrued interest to date on the loan. Under the terms of the amendment to the Securities Purchase Agreement executed in conjunction with the senior secured convertible promissory note, the remaining $92,000 and accrued interest was due May 29, 2006. This note is currently in default due to lack of payment of the amounts owed upon amendment and upon maturity; however, management is negotiating with lender for an additional extension. The balance outstanding was $92,000 at September 30, 2007and December 31, 2006.

The value of warrants granted during the period ended March 31, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: warrant remaining life of 5 years, a risk free interest rate of 4.50%, a dividend yield of 0% and volatility of 150%.

NOTE F - NOTES PAYABLE

A summary of promissory notes payable at September 30, 2007 and December 31, 2006 are as follows:

                                                                                         September 30,    December 31,
                                                                                              2007            2006
                                                                                         -------------    ------------
Note payable, interest of 10% per term (40% per annum), prepaid, payable on
August 10, 2007. Unsecured. The Company issued 150,000 3 yr warrants at $0.25 per share as additional incentive. Net unamortized loan discount as of
September 30, 2007 and December 31, 2006 was $-0- and $-0-, respectively.
Note is currently in default                                                             $      75,000    $         --

Notes payable, interest of -0-% per annum, payable on July 10, 2007. Unsecured.
The Company issued 800,000 3 yr warrants at $0.25 per share and repriced existing 890,995 5yr warrants (with remaining term of 3.26 years) to $0.25 per share. Net unamortized loan discount as of September 30, 2007 and December 31,
2006 was $-0- and $-0-, respectively.  Notes are currently in default                          125,000              --
                                                                                         -------------    ------------

Total                                                                                          200,000              --

Less: Current portion                                                                         (200,000)             --
                                                                                         -------------    ------------

Long term portion:                                                                       $          --    $         --
                                                                                         =============    ============

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE F - NOTES PAYABLE (continued)

In May 2007, the Company issued a promissory note for $75,000 payable August 10, 2007 with $7,500 prepaid interest for net proceeds of $67,500. In conjunction with the issuance of the promissory note, the Company issued 150,000 warrants to purchase common stock at $0.25 per share for three years from the date of issuance.

The fair value of the warrants was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend rate: -0-%; volatility:
147.30%; risk free rate: 4.64%. The determined warrants fair value of $30,435 is amortized to interest over the term of the promissory note. For the nine months ended September 30, 2007, the Company has amortized $30,435 as interest to current period expense.

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

The fair value of the new and the repriced warrants was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend rate: -0-%; volatility: 147.30%; risk free rate: 4.64%. The determined new warrants fair value of $162,320 and the increase in fair value of the repriced warrants of $57,202 was pro rated to the net proceeds of $125,000 and is amortized to interest over the term of the promissory note. For the nine months ended September 30, 2007; the Company has amortized $125,000 as interest to current period expense.

NOTE G - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2007 and December 31, 2006 is as follows:

                                                                                     September 30,   December 31,
                                                                                         2007            2006
                                                                                     -------------   ------------
Note payable accruing interest at 10% per annum, payable on October 7, 2006;
conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants at
0.87 per share as additional incentive. Note is currently in default.                $      50,000   $     50,000

Note payable accruing interest at 10% per annum, payable on October 7, 2006;
conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants at
0.87 per share as additional incentive. Note is currently in default.                       50,000         50,000

Note payable accruing interest at 10% per annum, payable on October 31, 2006;
conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants at
0.87 per share as additional incentive. Note is currently in default.                       50,000         50,000

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE G - CONVERTIBLE NOTES PAYABLE (continued)

                                                                                       September 30,   December 31,
                                                                                           2007            2006
                                                                                       -------------   ------------
Note payable accruing interest at 10% per annum, payable on December 6, 2006;
conversion price of $0.50 per share; the Company issued 115,000 5 yr warrants at
0.87 per share as additional incentive. Note is currently in default                   $      50,000   $     50,000

Note payable accruing interest at 8% per annum, payable on January 17, 2007;
conversion price of $0.65 per share; as an additional incentive the Company
issued 800,000 shares of common stock. Note is currently in default.                         300,000        300,000

Note payable accruing interest at 8% per annum, payable on February 24, 2007;
conversion price of $0.25 per share; as additional incentive the Company issued
100,000 shares of common stock. Net of unamortized beneficial conversion feature of $-0- and $15,000 as of September 30, 2007 and December 31, 2006, respectively.
Note is currently in default.                                                                100,000         85,000

Note payable accruing interest at 8% per annum, payable on February 24, 2007;
conversion price of $0.25 per share; as additional incentive the Company issued
100,000 shares of common stock. Net of unamortized beneficial conversion feature of $-0- and $15,000 as of September 30, 2007 and December 31, 2006, respectively.
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

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE G - CONVERTIBLE NOTES PAYABLE (continued)

                                                                                              September 30,    December 31,
                                                                                                  2007             2006
                                                                                              -------------    ------------
Note payable accruing interest at 8% per annum, payable September 15, 2007;
conversion price of $0.50 per share. Note is currently in default.                            $      20,000    $     20,000

Note payable accruing interest at 8% per annum, payable October 5, 2007, conversion price of $0.50 per share; as an additional incentive the Company issued 13,333 shares of common stock. Net of unamortized beneficial conversion
feature of $-0- and $750 as of September 30, 2007 and December 31, 2006, respectively                 5,000           4,250

Note payable accruing interest at 8% per annum, payable October 13, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 80,000 shares of common stock. Net of unamortized beneficial conversion
feature of $-0- and $14,400 as of September 30, 2007 and December 31, 2006, respectively             30,000          15,600

Note payable accruing interest at 8% per annum, payable October 26, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 66,667 shares of common stock. Net of unamortized beneficial conversion
feature of $2,025 and $20,400 as of September 30, 2007 and December 31, 2006, respectively.          22,975           4,600

Note payable accruing interest at 8% per annum, payable November 1, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 66,667 shares of common stock. Net of unamortized beneficial conversion
feature of $2,050 and $20,800 as of September 30, 2007 and December 31, 2006, respectively           22,950           4,200

Note payable accruing interest at 8% per annum, payable November 1, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 66,667 shares of common stock. Net of unamortized beneficial conversion
feature of $2,050 and $20,800 as of September 30, 2007 and December 31, 2006, respectively.          22,950           4,200

Note payable accruing interest at 8% per annum, payable November 9, 2007;
conversion price of $0.50 per share; as an additional incentive the Company issued 40,000 shares of common stock. Net of unamortized beneficial conversion
feature of $1,250 and $12,500 as of September 30, 2007 and December 31, 2006, respectively.          13,750           2,500

Notes payable accruing interest at 10% per term (20% per annum), payable January
10, 2008; conversion price at market at the date of conversion; as an additional
incentive the Company issued 2,400,000 shares of common stock.                                      120,000              --
                                                                                              -------------    ------------
Total                                                                                             1,282,625       1,050,350

Less: Current portion                                                                         $  (1,282,625)   $ (1,050,350)
                                                                                              =============    ============

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE G - CONVERTIBLE NOTES PAYABLE (continued)

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

NOTE H - NOTES PAYABLE -RELATED PARTIES

A summary of promissory notes payable to related parties at September 30, 2007 and December 31, 2006 is as follows:

                                                                                               September 30,    December 31,
                                                                                                   2007             2006
                                                                                               -------------    ------------
Note payable to a shareholder, principal and interest note of $6,000 payable on December 31,   $      12,000    $     12,000
2005, extended to March 31, 2006; management is negotiating an additional extension

Note payable to a shareholder, principal and interest of $7,500, payable on December 31,
2005, extended to December 31, 2006: management is negotiating an additional extension                15,000          15,000

Note payable to a shareholder, principal and interest of $5,000, payable on December 31,
2005, extended to March 31, 2006; management is negotiating an additional extension                   10,000          10,000

Note payable to a shareholder, principal and interest of $1,000, payable on December 31,
2005, extended to June 30, 2006                                                                        2,000           2,000
                                                                                               -------------    ------------

Total                                                                                                 39,000          39,000

Less: current portion                                                                                (39,000)        (39,000)
                                                                                               -------------    ------------

Long term portion                                                                              $          --    $         --
                                                                                               =============    ============

At September 30, 2007 note payable to related parties are in default.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE I - CAPITAL STOCK

The Company is authorized to issue 3,000,000 shares of preferred stock with par value $.001 per share, 100,000,000 shares of common stock with par value of $.001 per share.

The Company had 19,213,924 and 15,372,258 shares of common stock issued and outstanding at September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007 and December 31, 2006 the Company had no preferred stock issued and outstanding.

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

In August 2007, the Company issued 321,666 shares to consultants in exchange for services valued at $80,417. The shares issued were valued at approximately $0.25 per share. Consulting services of $80,417 was charged to operations relating to this issue

In September 2007, the Company issued 2,400,000 shares towards debt issuance costs. The shares were valued at $576,000 or $0.24 per share

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

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

                                 Warrants                                                         Warrants
                               Outstanding                                                      Exercisable
                             (as of 9/30/07)                                                  (as of 9/30/07)
                             ---------------                                                  ---------------
                                                  Weighted Average                                               Weighted Average
                                                     Remaining                                                       Exercise
                                  Number          Contractual Life      Weighted Average           Number        Contractual Life
    Exercise Prices            Outstanding            (Years)            Exercise Price         Exercisable           (Years)
    ---------------            -----------            -------            --------------         -----------           -------
         $0.87                   1,808,307              2.50                  $0.87               1,808,307            2.50
         $0.87                     518,077              3.00                  $0.87                 518,077            3.00
         $0.25                   1,840,995              2.74                  $0.25               1,840,995            2.74
                                 ---------                                                        ---------
                                 4,167,379              2.67                                      4,167,379            2.67

Transactions involving warrants are summarized as follows:

                                                         Number of     Weighted Average
                                                         Warrants      Price Per Share
                                                         --------      ---------------

Outstanding at January 25, 2005 (date of inception)             --      $      --
Granted                                                  2,291,384           0.87
Exercised                                                       --             --
Canceled or expired                                             --             --
Outstanding at December 31, 2005                         2,291,384      $    0.87
Granted                                                    925,995           1.03
Exercised                                                       --             --
Canceled or expired                                             --             --
Outstanding at December 31, 2006                         3,217,379      $    0.92
Granted                                                    950,000           0.25
Exercised                                                       --             --
Canceled or expired                                             --             --
Outstanding at September 30, 2007                        4,167,379      $    0.60

The Company did not grant any compensatory warrants to employees during the nine month period ended September 30, 2007 and 2006. Compensation expense of $0 was charged to operations for the nine month period ended September 30, 2007 and 2006.

Stock Option Plan

In April 2005, FIIC, Inc. adopted the FIIC 2005 Stock Option, Deferred Stock and Restricted Stock Plan, which was assumed by the Company as part of the Merger. As of September 30, 2007 and December 31, 2006, no options or stock awards have been granted under the Plan.

NOTE K - RELATED PARTY TRANSACTIONS

The Company has received unsecured, non-interest bearing advances from a related parties totally $147,500 (including $100,000 for the license fee - refer to note
D). Of this amount, $6,095 remains unpaid as of September 30, 2007 and December 31, 2006.

                               FIIC HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE K - RELATED PARTY TRANSACTIONS (continued)

The Company has expensed consulting fees of an aggregate of $169,000 for seven individuals who are directors and/or officers who are intended to serve as key personnel. As of September 30, 2007 and December 31, 2006, there remains $493,690 and $346,854 respectively unpaid and included in accounts payable and accrued expenses.

Effective February 1, 2005, the Company entered into a sublease agreement with a related party for office space and overhead expenses at $5,000 per month. As of September 30, 2007 and December 31, 2006, there remains $95,000 and $65,000 respectively unpaid and included in accounts payable and accrued expenses arising from this sublease agreement.

NOTE L - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In February 1, 2005, the Company entered into a sublease agreement with a related party for office space and overhead expenses on month to month basis at $5,000 per month. In the three months ended September 30, 2007, the Company closed the office with no recurring montly rental expense. Total lease rental expense for the nine months ended September 30, 2007 and 2006, was $30,000.

Employment and Consulting Agreements

As of September 30, 2007, the efforts of the Company's named executive officers, directors and key personnel have been primarily for no, nominal and/or deferred compensation. On February 7, 2006, FIIC executed a written consulting agreement with Chief Executive Officer, James France, documenting his consulting arrangement and confirming the continuance of such arrangement until such time as the Company has sufficient funds to formalize the terms of and execute an employment agreement with Mr. France. The Company intends to enter formal employment agreements with all of its executive officers and key personnel as it seeks to license and launch its insurance operations.

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of September 30, 2007.

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

NOTE N - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, as of September 30, 2007, the Company incurred accumulated losses of $6,241,141. The Company's current liabilities exceeded its current assets by $2,909,870 as of September 30, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

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

The following discussion of our financial condition and results of operations as of September 30, 2007 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms "FIIC," "we," "us," and "our" refer to FIIC, Inc. and FIIC Holdings, Inc.

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

Overview

Since our incorporation in January 2005, we have generated no revenue and have had only a start-up and development stage of operations. Upon receipt of the necessary governmental approvals and licenses and establishment of its planned insurance subsidiaries, we plan to introduce an insurance product to insure third-party investors, lenders in new and existing businesses which meet its underwriting criteria. These planned insurance subsidiaries include: FIIC Risk Retention Group ("FIIC RRG"), to underwrite and issue insurance policies; Federated Insurance Captive, an agency captive insurance company providing reinsurance ("FIC"); and Federated Group Agency ("FGA"), a master group agency providing operational services. We had anticipated receipt of the necessary licenses from the Washington, D.C. Department of Insurance, Securities and Banking ("D.C. DISB") and from one state, likely Ohio, during the second half of 2007. However delayed due to the completion of the required funding, and due to the market climate for the project; receipt of such licenses has been delayed due to limited cash flow. Until such time, all start-up costs, such as the Regulatory Reserves requirements and initial Operations working capital for establishment of these entities, any operational expenses, and other requirements will be funded by a combination of debt and equity financing.

Plan of Operation

Since our inception we have dedicated our efforts to implementation of a plan intended to secure the financing, governmental approvals, and a management team necessary for launch of the planned insurance operations. The key components of this plan are the execution of a license arrangement for use of the FIIC Database Content and Technology upon which FIIC's underwriting and marketing functions will rely, completion of a merger with a public company done earlier, the completion of bridge financing and a private placement through AIS Financial, Inc. However, on August 15, 2007 AIS was not able to complete the private offering and the agreement was terminated with funds held in escrow returned in full to subscribers. This caused the delay in formation and licensing of FIIC's planned insurance entities. If we are able to complete these steps in the second fourth quarter of 2007, we would be unable to launch our insurance operations in 2007 and generate initial revenues. We would proceed into filing in the fist quarter of 2008. However, there are many factors that may influence our ability to achieve this timeline, as discussed in detail in the "Risk Factors" included in our Annual Report on Form 10-KSB for the years ended December 31,2006 and December 31, 2005 and the "Updates to Risk Factors" below.

Start-Up Plan

Licensing of FIIC Database Content and Technology

On March 17, 2005, FIIC entered into a Database Access and Content License, Hosting and Support Agreement with FIIC Research and Development, LLC ("FIIC LLC"); the parties amended this agreement on November 7, 2005, in relation to the receipt of certain bridge financing from Oceanus Value Fund, L.P. (the "Bridge Financing"). FIIC LLC developed the FIIC Database Content and Technology, including an extensive database of insurance underwriting data and standards for use in connection with insurance policies that will insure investors against the risk of the loss of capital in certain business entities, specially-designed supporting software applications, and technology and database-specific workflow definitions, decision processes and models for managing such applications and utilizing the database and its contents. The license agreement provides FIIC Holding, Inc., an exclusive and perpetual license to access and use the FIIC Database Content and Technology to obtain the underwriting data, standards and other information for the purpose of underwriting its Investor Protection policies. This agreement is given based upon maintaining certain license fees and payments to FIIC R&D LLC. FIIC Holding, Inc., also have the right to grant nonexclusive sublicenses to third parties involved in underwriting Investor Protection policies, while FIIC R&D LLC is obligated to continue to host, maintain and augment the FIIC Database Content and Technology. In consideration for the license, FIIC issued to FIIC R&D LLC, 9,792,000 shares of its common stock, 5- year warrants to purchase 1,808,307 shares of its common stock at an exercise price of $0.87 per share and FIIC Holding, Inc., became obligated to pay a $100,000 fee. In April 2006, the Company issued 127,000 shares to a current director and shareholder valued at $0.001 per share, to correct a mathematical error in the calculation of shares owed to this individual as a member of FIIC Research & Development LLC pursuant to that license agreement. The total licensing fee of $109,919 was expensed prior to June 30, 2006, but $6,095 of the balance remained payable to FIIC R&D LLC as of September 30, 2007.

Merger with a Public Company

The completion of the merger with Nicklebys.com, Inc. on February 28, 2006 satisfied the second aspect of our start-up plan. Our management believed that becoming a public company would afford increased market liquidity and enhanced access to the capital markets, allowing us to better manage and satisfy the significant funding requirements during the start-up and initial operational period. Further, management believes that our status as a public company will enable us to make further acquisitions of assets or businesses in support of the intended long-term growth of our insurance business using our securities as consideration and will offer a competitive advantage when competing with other parties in the marketplace for such acquisitions. In addition, becoming a public company has provided us with increased visibility in the financial and insurance communities within a short timeframe and is providing increased transparency for our initial investors and customers. Although the merger cost us approximately $301,200 in legal, accounting and other related expenses beyond the merger consideration itself, including all closing costs, our management believes that we have had greater access to funding sources for our start-up activities based on our becoming a public company.

Bridge Financing and Private Placement

We engaged in a Bridge Financing and planned a Private Placement through AIS Financial, Inc., as described below, to provide the initial funds necessary to establish the working capital reserves with the D.C. DISB in conjunction with the formation and licensing of our planned insurance entities. Although we received funding from the Bridge Financing, we have ultimately not relied on this transaction to fund our development stage operational activities as originally anticipated. However, we had continued to anticipate receipt of significant funding from the planned active Private Placement. An escrow agreement was entered into with City National Bank and however its terms expired and it has been closed and the funds returned due to the subscribers as of August 15, 2007. This was due to AIS not being able to complete the private placement transaction. As September 30, 2007, estimated ongoing Bridge Financing needs, were met through existing lenders and shareholders. Total amount of new bridge funding was approximately $120,000 for accounting, consulting and other related fees and expenses. Currently the Company is in several active discussions with other funding sources or Investment Bankers willing to take on new private funding activity. As of September 30, 2007 none were contracted.

Bridge Financing

In August 2005, FIIC, Inc. entered a consulting agreement with Bridgewater Capital Corporation ("Bridgewater") for general business advisory and consulting services, including assisting FIIC, Inc. to locate and secure bridge financing. Subsequently, Bridgewater introduced FIIC, Inc. to Oceanus Value Fund, L.P. ("Oceanus") and assisted in bridge financing negotiations. In November 2005, FIIC, Inc. executed a note purchase agreement with Oceanus under which it issued a $350,000 Senior Secured Promissory Note bearing annual interest at 12%. On February 28, 2006, concurrent with the closing of the Merger, we entered into a securities purchase agreement with Oceanus, pursuant to which we issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% and a warrant to purchase 890,995 shares of the Registrant's common stock, in exchange for the senior secured note previously issued to FIIC, Inc. in November 2005. We refer collectively to the issuance of these notes and warrants as the Bridge Financing. Immediately subsequent to execution of the securities purchase agreement and the issuance of the senior secured convertible note in February 2006, the parties also executed an amendment to the securities purchase agreement, extending the term of the convertible note to May 29, 2006, providing for partial repayment of the note and releasing certain pledge agreements entered into in support of the note. On September 1, 2006, the parties executed a second amendment to the securities purchase agreement and convertible note, further extending the maturity date of the convertible note to September 30, 2006. The other terms and conditions of the note and the security and guaranty associated with it are described in greater detail in our Current Report on Form 8-K/A filed on June 6, 2006 with the SEC. As of May 8, 2007, we had not paid the pending principal balance of $92,000 or accrued interest of $9,255.45 and were in default, an extension was entered into amended Oceanus Note to July 10, 2007, in consideration of a warrant exercise price reduction to $.05. Previously, on November 1, 2006, we executed a further amendment to the securities purchase agreement convertible extending the term of the convertible note to December 31, 2006. Subsequent to December 31, 2006 this obligation was further extended in exchange for a change in the conversion price of the note to $.25 cents and the issuance of 75,000 fee shares.

Private Placement

As previously described above FIIC Expect to enter into a new Private Placement agreement and a Equity Line with two separate investment and merchant banking firms. A new placement agent will be contracted to sell a preferred stock offer with a planned private placement (the "Private Placement") of Convertible Preferred stock. No assurance can be made that this activity will commence or be successful. However, if completed, we anticipate that the net proceeds from the Private Placement will be used to repay some outstanding short-term debt and to fund the Regulatory Reserves working capital and Operations working capital required to obtain a license from the Washington, D.C. Department of Insurance, Securities and Banking, in support of our planned application to establish a Risk Retention Group, or RRG. We must successfully establish an RRG and obtain a license for the RRG before launching our insurance operations and generating revenues. Funds received beyond those needed to repay debt and fund the Regulatory Reserves working capital, if any, will be used for general corporate purposes, including general and necessary operations working capital, marketing and expanding our technical employee base.

THIS QUARTERLY REPORT IS NOT AN OFFER OF SECURITIES FOR SALE. ANY SECURITIES SOLD IN THE PRIVATE PLACEMENT WILL NOT BE REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES UNLESS REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR PURSUANT TO AN EXEMPTION FROM SUCH REGISTRATION.

Establishment and Licensing of Insurance Entities

Our revenue model primarily depends on its use and management of the FIIC Underwriting Data and Standards, as licensed from FIIC R&D LLC, in support of the sale of Investor Protection insurance policies through FIIC RRG, with reinsurance and operational support provided by FIC and FGA, respectively. However, we are unable to launch our planned insurance operations and therefore cannot generate any operational revenues until these insurance entities are formed and licensed as required by the D.C. DISB. The key items required to complete this stage of FIIC's start-up plan are the completion and submission of the licensing application and the funding of the required Regulatory Reserves and Operations working capital. We are in the process of preparing the application for the establishment and licensing of the three entities; initial drafts of the feasibility studies required by the applications were completed in October 2006. Further, the D.C. DISB requires a company to maintain one dollar in working capital on reserve for every $3.00 of insurance premium to be written prior to the establishment and licensing of a RRG. In support of FIIC RRG, FIIC will provide an initial Regulatory Reserve of $100,000 cash and an additional $400,000 pursuant to a FIIC, Inc. Surplus Note to satisfy the funding requirements. In support of FIC, FIIC will provide an initial Regulatory Reserve of $100,000 cash and an additional $300,000 pursuant to a FIIC, Inc. Surplus Note to satisfy the funding requirements. It is estimated that each Surplus Note would be repaid over a five-year period and may not begin until operations year two, subject to the approval of the D.C. DISB. However, due to recent and ongoing reviews by the D.C. DISB and other regulators of the surplus levels of various RRGs, the D.C. DISB may require even greater surplus levels at its discretion. FIIC applied a portion of the funding received from its May 2006 issuance of convertible notes in a private transaction towards the required actuarial feasibility studies, which were completed in October 2006. However, we do not anticipate filing the completed application until FIIC has the necessary capital to fund the required Regulatory Reserves and Operations needs, likely upon receipt of the Private Placement net proceeds supplemented if necessary from other sources to a combined net of $2,000,000. Once the application is filed, we expect the operating structure for the three new insurance entities to be formally established and licensed within 90-120 days, including the licensing of FIIC RRG and FIC in the District of Columbia and at least one state, likely Ohio.

Capital Resources and Liquidity

As of September 30, 2007, we had cash and cash equivalents of $130 and restricted cash of $60 and current liabilities of $2,911,669 as compared to cash and cash equivalents of $-0- and current liabilities of $2,185,235 as of December 31, 2006. As of September 30, 2007, we had an accumulated operating deficit of $6,241,141, as compared to the accumulated operating deficit of $4,538,514 as of December 31, 2006. This deficit has continued to increase in the subsequent months, and will continue to do so at least until our insurance entities become fully licensed and operational. Subsequent to September 30, 2007 the registrant has planned to commenced a Private Placement for $1,700,000 of its convertible preferred stock along with a Standby $2,000,000 Guaranty. The proceeds from the PPM and the Guaranty will be used to meet its working capital and licensing requirements.

Use of Available Funds

We believe that if we can successfully launch and complete a Private Placement, or complete an equivalent round of financing, prior to the end of the fiscal year, the planned capital resources will be sufficient to cover all startup costs, Regulatory Reserves requirements and operating expenses for twelve months, including the anticipated initial six months of its insurance operations. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing, which may take the form of debt, convertible debt or equity, in order to provide all necessary working capital. There is no guarantee that we will be successful in raising the funds required. FIIC currently anticipates allocating its capital resources as follows:

Debt Repayment

To the extent possible, we will defer repayment of all outstanding debt Obligations, until receipt of net proceeds from either the planned Private Placement, or an equivalent round of the needed financing in the future. To the extent some amount of principal or interest is to be repaid prior to such financing, we are relying on the net proceeds from our recent convertible note issuances. Our management believes that a majority, if not all, of our currently outstanding convertible notes as of September 30, 2007, in the aggregate principal amount of $1,529,000 will convert into equity upon maturity and thus not require repayment; if such conversion were to occur we would issue over time at least 4,693,538 shares common stock, not including any shares issuable upon conversion of accrued interest. For the three months ended September 30, 2007, net interest expense related to outstanding debt was $193,436, as compared to $236,061 for three month period ending September 30, 2007.

Entity Financing

As noted above, we intend to fund the working capital Regulatory Reserves of FIIC RRG and FIC in the amounts of $500,000 and $400,000, respectively, from the anticipated net proceeds of a Private Placement. However, due to recent and ongoing reviews by the D.C. DISB and other regulators of the surplus levels of various RRGs, the D.C. DISB may require even greater reserve levels at its discretion. In addition, FIIC intends to provide FIIC RRG and FIC each with approximately $50,000 for formation and associated initial start-ups costs. FIIC also intends to provide FGA with initial Operations working capital of $529,500, to fund its services in support of FIIC RRG and FIC, including regulatory reporting, backroom operations, underwriting, claims and accounting. The management agreement between FGA and each of the other insurance entities will detail which vendors and suppliers will be responsible for reinsurance support, legal services, accounting services, actuarial support, and other services beyond the abilities of FGA's personnel. FIIC anticipates that FGA's operational expenses for the first six months of its management agreement with FIIC RRG and FIC will total approximately $270,000. Subject to this agreement, FIIC RRG and FIC will provide certain management fees to FGA for its services, but the initial grant of working capital will cover FGA's start-up costs and ensure its ability to meet its contractual and regulatory obligations until such time as the insurance operations are fully functional. Subsequent to September 30, 2007 the registrant has begun the process of initiating a Private Placement for $1,700,000 of its Convertible Preferred stock. The proceeds will be used to meet its working capital and licensing requirements.

Operating Expenses

Any funds received beyond those needed to repay debt, fund the regulatory working capital Regulatory Reserves and provide the insurance entities with initial Operations working capital will be used for our general corporate purposes, including initial product development launch, marketing and employee costs. Within the next twelve months, including the anticipated initial six months of its revenue-producing insurance operations, we anticipate spending up to $50,000 on intellectual property rights and product development costs, including payment of the $6,095 owed to FIIC R&D LLC under the license agreement for the FIIC Database Content and Technology, $12,000 on Dun & Bradstreet information fees, $1,000 on web services and support and $30,000 on the part-time employment of an information technology specialist. During this period, we also anticipate incurring up to $150,000,000 in legal expenses relating to the launch of its operations and general corporate governance and $150,000 in audit-related expenses. We also plan to spend up to $40,000 towards market development in the next twelve months, including designing and placing its advertising on-line and developing other sales tools. Other anticipated operating expenses during this initial period include payment of $198,000 in accrued consulting fees, $25,000 to reinstate Fair Isaac and back office technology, approximately $80,000 in overhead expenses such as copy, fax and phone charges and basic travel expenses, and additional funds, as available, towards reducing our accumulated deficit. There are no plans nor is there any necessity to purchase any significant equipment, beyond basic office computers and related technology.

Within the first six months of the launch of our insurance operations, we will rely on our executive officer, supported by independent consultants, to fulfill all operational functions. We do anticipate hiring additional part-time or full-time employees as we work toward the operational benchmark of 100 policies sold, although part-time consultants may be used during this period. Accrued consulting fees will be, on an individual basis and dependent upon available funds, paid by a combination of stock and cash. Subsequent to December 31, 2006 and June 30, 2007 respectfully all operating expenses, consultants, and overhead have been reduced, cut or stopped to keep total expenses to a minimal until the proper required capital is attained. In February 2007, the Board accepted the resignation of one member who also served as secretary and Marketing Vice President. Subsequent to June 30, 2007, the Board also accepted the resignation of the consulting CFO and COO, reducing the accrued and or paid overhead by an aggregate of $40,000 per month. The remaining Board members and the CEO maintain operations. He Company will initiate payment of executive salaries under contract as we process the formal Registration and Licensure of the planned insurance subsidiaries full licensure for operations and when each individual executes an employment agreement.

For the three months ending September 30, 2007, our total operating expenses were $264,143, as compared to $230,145 for three month period ending September 30, 2006. Operating expenses for the nine months ending September 30, 2007, consisted of $883,021 of general and administrative expenses compared to $1,327,042 for September 30, 2006. The period-to-period decrease reflects our initial start-up costs and reduction in expenses costs associated with the delay in launch of the Insurance operation. We anticipate that general and administrative expenses will grow in coming periods as FIIC establishes its operating entities and completes the launch of the operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company. While financial market conditions have had effect on private offerings and may continue to delay proper funding.

Employees

As of September 30, 2007, the efforts of FIIC's Chief executive officer, independent outside directors and key consultants have been primarily for no, nominal and/or deferred compensation. Prior to September 30, 2007, we had not entered any employment long-term compensation agreements other then with the CEO as a key employee officer. We intend to enter formal employment agreements with all potential executive officers and key personnel as we formally process licensure and launch our insurance operations. However, the CEO James France has been operating on a reduced compensation of $7,000.00, the continuance of this arrangement will continue until such time as FIIC, Inc. had sufficient funds to formalize the terms of the executed employment agreement with Mr. France; FIIC Holdings, Inc. assumed this consulting arrangement as a result of the merger process. It is anticipated that the terms of all FIIC employment agreements with any officer will provide for cash and equity compensation at an appropriate level for a start-up and emerging company, but also recognizes the value the professional experience and forms of expertise each which any of the individuals bring to FIIC's business. It is also anticipated that employment agreements with any officers or other key personnel will include provisions setting forth any severance arrangements, as well as confidentiality and non-competition clauses.

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

Updates to Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in the Company's Annual Report December 31, 2006 on Form 10-KSB, as filed May 17, 2007, before engaging in transactions in the Company's common stock. The Company's business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of the Company's common stock could decline due to any of these risks, and an investor may lose all or part of his investment.

Some of these factors have affected the Company's financial condition and operating results in the past or are currently affecting the Company. This Quarterly Report on Form 10-QSB also contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by the Company described below and in the Annual Report on Form 10-KSB. With respect to this discussion, the terms "FIIC," the Company," "we," and "our" refer to FIIC Holdings, Inc. and its wholly-owned subsidiary FIIC, Inc.

Risks Related to Our Operations

We have no operating history, expect to initially incur losses and cannot assure you that we will achieve profitability or complete the business planned as stated above in "Risks".

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

As of September 30, 2007, we had an accumulated deficit of approximately $6,241,141. We expect to continue to incur losses over at least the next year, and the amount of future losses is uncertain. Our ability to generate revenue and become profitable will depend on obtaining and maintaining regulatory approvals in the U.S., achieving market acceptance for our Investor Protection policies and related services and successfully executing our business plan. Sales of our Investor Protection policies cannot begin until our insurance entities receive all necessary regulatory approvals. If we fail to generate significant revenues from commercial sales of such investor protection policies, fail to obtain necessary regulatory approvals, or if revenues fail to grow at a pace rapid enough to offset anticipated increases in expenses, we may never achieve profitability.

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

Disruption or termination of our agreement with FIIC R&D LLC could delay or suspend our overall efforts to create a market for our Investor Protection policies. The loss of the license or FIIC R&D LLC's failure to maintain the licensed technology and data could require us to cease providing products or services using such licensed technology, which would likely result in a significant loss of revenue for our business. In consideration for the license, we issued to shares of our common stock, 5-year warrants to purchase shares of our common stock and became obligated to pay a $100,000 cash fee. As of September 30, 2007, the entire licensing fee had not been paid but had been expensed, but as of September 30, 2007 FIIC Inc. still owe FIIC R&D LLC $6,095.

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

Use of certain data collected from investors may be subject to regulation by various federal, state and local regulatory authorities. Compliance with existing federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may increasingly affect our operations, including the sharing of such information with FIIC R&D LLC pursuant to the license agreement for maintenance of the FIIC Database Content and Technology, and could result in substantial expense for regulatory compliance, limitations on access to important information, litigation expense and a loss of revenue. Furthermore, investors may become less willing to provide personal information over time as other companies' failures to adequately protect customer personal information become publicized.

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

We believe that when we complete the Private Offering we will have sufficient cash and cash equivalents to meet projected operating requirements for approximately the next 12 months upon completion of either the planned Private Placement or an equivalent round of financing. Since we did not complete the Private Placement within the third quarter, or to date have failed to raise the net proceeds sought, we will need to seek additional funds from public and private stock offerings, borrowings under credit lines or other sources as we continue to plan the Private Placement because, pursuant to district and federal insurance law, the Washington, D.C. Department of Insurance, Securities and Banking ("D.C. DISB"), requires a company to maintain one dollar in working capital on reserve for every $2.00 of insurance premium to be written prior to the establishment and licensing of a risk retention group, or RRG. We are in the process of preparing an application for the establishment and licensing of an RRG for submission to the D.C. DISB, pending the funding of necessary working capital reserve. We anticipate filing of the complete application by the end of 2007 or early 2008. If we are unable to fund or successfully complete the required funding or the minimum working capital reserve, then it will be unable to launch its operations. Since the funds in the working capital reserve cannot be used to fund operations, we may also need additional capital to continue to grow our business in keeping with market demand if early product sales are steady.

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

As a result of the Bridge Financing, as defined and discussed in detail under "Bridge Financing and Private Placement" under Item 2 herein, Oceanus holds a senior secured convertible promissory note convertible into shares of our common stock at any time (the "Oceanus Note"), including accrued and unpaid interest, and a warrant to purchase additional shares of our common stock. Immediately subsequent to execution of the securities purchase agreement and the Oceanus note, the parties executed an amendment to the securities purchase agreement, extending the term of the Oceanus Note, providing for partial repayment of the Oceanus Note and releasing certain pledge agreements entered into in support of the Oceanus Note. On September 1, 2006, the parties executed a second amendment to the securities purchase agreement and convertible note, further extending the maturity date of the convertible note to September 30, 2006. As of September 30, 2007, we were in default on the amended Oceanus Note, as we had not paid the pending principal balance of $92,000, nor accrued interest of $17,513. On November 1, 2006, we executed a further amendment to the securities purchase agreement convertible extending the term of the convertible note to December 31, 2007, and amending the warrant purchase price to $.25 cents.

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


Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-QSB, our Chief Executive Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer concluded that as of the end of the period covered by this report on Form 10-QSB, our disclosure controls and procedures were effective in timely recording, processing, summarizing and reporting material information relating to FIIC Holdings, Inc. required to be included in our Exchange Act filings.

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

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

Refer to Note L of Financial Statements.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Registrant did not make any other sales of unregistered securities of the Registrant during the three-months ended September 30, 2007, other than as previously Reported in June 30, 2007 10-Q and our Annual Report on Form 10-KSB for the period ended December 31, 2006, filed with the SEC on May 17, 2007.


Item 3.  Defaults Upon Senior Securities

As previously reported on a Current Report on Form 8-K/A filed with the SEC on June 6, 2006, and subsequently in Form 10-Q June 30, 2007 as discussed under
Part I - Item 2, "Bridge Financing and Private Placement" above, in February, 2006, the Registrant entered into a securities purchase agreement with Oceanus Value Fund, L.P. ("Oceanus"), pursuant to which we issued a $350,000 Senior Secured Convertible Promissory Note bearing annual interest at 12% (the "Oceanus Note") and a warrant to purchase 890,995 shares of the Registrant's common stock (the "Oceanus Warrant"). Immediately subsequent to execution of the securities purchase agreement and the issuance of the Oceanus Note, the parties executed an amendment to the securities purchase agreement, extending the term of the Oceanus Note, providing for partial repayment of the Oceanus Note and releasing certain pledge agreements entered into in support of the Oceanus Note. A legal fee of $3,500 associated with the amendment, and accrued interest through February 28, 2006 was due and payable immediately on February 28, 2006. The legal fee of $3,500 was paid on June 19, 2006. However, the principal balance of $92,000 on the amended Oceanus Note was due and payable September 30, 2007 and amended to December 31,2007. As the Registrant has not paid the pending principal, nor the accrued interest of $17,513, it remains currently in default but extended under the terms of the amendment. The Registrant remains in negotiations with Oceanus to extend or otherwise restructure the terms of the Oceanus Note as needed.


Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended September 30, 2007.


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


                                       FIIC HOLDINGS, INC.


Date: November 14, 2007                By: /s/ James W. France
                                           -----------------------
                                           James W. France
                                           President and Chief Executive Officer
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